Form 10-K
period 1995-12-31
HORN SILVER MINES INC
filed 1996-09-20
CIK 48474

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from           to

                  Commission File Number 0-9739

                      Horn Silver Mines, Inc.
         (Name of small business issuer in its Charter)

     UTAH                                         87-0299832
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)             Identification Number)

701 Clift Building, 10 West Broadway
        Salt Lake City, Utah                           84111
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:                              (801) 322-5193

     Securities registered pursuant to Section 12(d) of the Act:

                                          Name of each exchange
  Title of each Class                     on which registered
  -------------------                     ---------------------
        None                                        None

   Securities to be registered under Section 12(g) of the Act:

                   Common Stock, no par value
                        (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
   -------   -------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

      The approximate aggregate market value of the voting stock held by non-affiliates of the registrant is $3,828,000 calculated using a per share price of $.05 as of March 31, 1996. For purposes of this calculation, the registrant has only included the number of shares held by its officers and directors in determining the shares held by non-affiliates. As of March 31, 1996, 117,279,316 shares of Common Stock were outstanding.

                    HORN SILVER MINES, INC.
                         INDEX-FORM 10-K

                             PART I

                                                             Page
Item 1.     Business. . . . . . . . . . . . . . . . . . . . .  1
            Organization and General Development  . . . . . .  1
            Ore Occurrences and Possible Metallurgical
            Treatment Methods . . . . . . . . . . . . . . . .  2
            Exploration and Development Activities in 1989. .  3
            Exploration and Development Activities in 1990. .  3
            Exploration and Development Activities in 1991. .  4
            Exploration and Development Activities in 1992. .  4
            Exploration and Development Activities in 1993. .  5
            Exploration and Development Activities in 1994. .  5
            Exploration and Development Activities in 1995. .  6
            Competition . . . . . . . . . . . . . . . . . . .  6
            Government Regulations  . . . . . . . . . . . . .  7
            Employees . . . . . . . . . . . . . . . . . . . .  7

Item 2.     Properties. . . . . . . . . . . . . . . . . . . .  8
            General . . . . . . . . . . . . . . . . . . . . .  8
            Horn Silver Mine Properties, Milford County,
            Utah  . . . . . . . . . . . . . . . . . . . . . .  8
            The Horn Silver Mine. . . . . . . . . . . . . . .  8
            Mine Development. . . . . . . . . . . . . . . . .  8
            The Cactus Mine . . . . . . . . . . . . . . . . .  8
            Geology . . . . . . . . . . . . . . . . . . . . .  8
            Osage Oil Field, Osage County, Oklahoma . . . . .  9
            Title to Mining Properties. . . . . . . . . . . .  9

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . 10

Item 4.     Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . . . . . 10


                             PART II

Item 5.     Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . . . . . 10

Item 6.     Selected Financial Data . . . . . . . . . . . . . 11

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . 11
            Liquidity and Capital Resources . . . . . . . . . 11
            Results of Operations . . . . . . . . . . . . . . 11
              Year Ended December 31, 1995 Compared
                to Year Ended December 31, 1994 . . . . . . . 11
              Year Ended December 31, 1994 Compared
                to Year Ended December 31, 1993 . . . . . . . 12

Item 8.     Financial Statements and Supplementary Data . . . 12

Item 9.     Changes in and Disagreements on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . 12


                            PART III

Item 10.    Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . . . . 12

Item 11.    Executive Compensation . . . . . . . . . . . . . . 14

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management  . . . . . . . . . . . . . . 14

Item 13.    Certain Relationships and Related Transactions . . 15

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K. . . . . . . . . . . . . . . . 15


Index to Financial Statements and Schedules . . . . . . . . .  17


Signatures

                             PART I

ITEM 1.  Business

Organization and General Development

      Horn Silver Mines, Inc. (hereinafter referred to as "Horn Silver" or the "Company") engages principally in mining and in the acquisition, exploration, and development of interests in mineral properties located primarily in Utah and Nevada. In addition, Horn Silver has a royalty interest in developed oil and gas properties located in Oklahoma. Horn Silver was incorporated under the laws of the State of Utah in 1971. The executive offices of the Company are located at 701 Clift Building, 10 West Broadway, Salt Lake City, Utah 84111.

      From the time of its incorporation in 1971 until mid 1974, Horn Silver was essentially inactive. During that period of time, negotiations were carried out to acquire mining properties, but none of the transactions was concluded. In July, 1974, Horn Silver negotiated the acquisition of two mining contracts to mine and operate the old Horn Silver Mine properties consisting of 244 patented mining claims located near Frisco, Utah, in the San Francisco Mining District in Beaver County, Utah (the "Horn Silver Mine properties") from Cameron Mining Company ("Cameron"), an affiliated corporation. Cameron agreed to transfer its contract rights to operate these properties consisting of approximately 4,100 acres and the results of its exploration efforts to Horn Silver in exchange for the issuance of 1,500,000 shares of Horn Silver's Common Stock.

      The Horn Silver Mine properties were formerly owned 60% by Tintic Mineral Resources, Inc. ("Tintic"), a Utah corporation, and 40% by Wangenheim and Wanger, a California limited partnership. Horn Silver obtained an option to purchase the Wangenheim's 40% interest in the properties for $200,000 and used the proceeds from a public offering of the Company's Common Stock in August, 1980, to exercise the option. Horn Silver acquired the remaining 60% interest in the properties from Tintic as a result of a merger with Tintic which was completed in June, 1983.

      Horn Silver purchased milling equipment and a right to lease a patented millsite adjoining the Horn Silver Mine properties from Tintic in 1974. Horn Silver also acquired the right to use a mineshaft in an adjoining mine owed by Tintic to the 800 foot level where a crosscut provides access to the old Horn Silver Mine. In exchange for these rights, Horn Silver issued 2,000,000 shares to Tintic.

      On August 12, 1980, Horn Silver completed a Regulation A offering of its Common Stock. Horn Silver sold the entire offering of 50,000,000 shares at a price of $0.02 per share.
From this offering, the net cash proceeds to Horn Silver, after deducting underwriting commissions and other expenses of the offering, was $815,800. Horn Silver used $200,000 of the net proceeds to exercise the option to purchase a 40% interest in 244 mining claims from Wangenheim & Wanger.

      On June 30, 1983, the stockholders of Horn Silver approved a proposed merger between Horn Silver and Tintic. As a result of the approval of the merger, Tintic was merged into Horn Silver. Horn Silver became the surviving corporation and, under the terms of the Merger Agreement, the holders of Tintic Common Stock became entitled to five shares of Horn Silver Common Stock for each of their shares of Tintic Common Stock. The principal asset of Tintic was a 60% interest in the Horn Silver Mine properties.

      On November 10, 1988, Horn Silver entered into a Mining Lease with Frisco Rock, Inc. ("Frisco"), which provides for the exploration, development, and mining for marble, limestone, and structural or decorative stone on seven patented mining claims situated in the San Francisco Mining District in Beaver County, Utah. The lease is for a term of 20 years. The lease requires Frisco to pay minimum royalty payments to Horn Silver in the amount of $200 each month during the first year of the lease; thereafter, beginning on December 1, 1989, and continuing during the remainder of the lease, the royalty payments shall be in the amount of $400 each month. The lease also requires Frisco to pay a production royalty to Horn Silver in the amount of $1.50 for each ton of rock removed from the mining properties.

      On December 5, 1988, Horn Silver entered into a Mining Lease and Operating Agreement with Arapahoe Mining Corporation ("Arapahoe"), a Canadian mining company, which provides for the exploration and, if warranted, the development and mining on the patented mining claims which comprise the Horn Silver Mine properties. On February 1, 1991, Horn Silver entered into an Amended Mining Lease and Operating Agreement with Arapahoe, the terms of which are identical in most respects to the initial agreement. Horn Silver terminated the Amended Mining Lease and Operating Agreement as of September 1, 1992, due to Arapahoe's failure to make the required lease payments to Horn Silver thereunder. During the period from December 5, 1988 to September 1, 1992, Arapahoe expended over $1,200,000 for exploration and development work on the Horn Silver Mine properties. See "Item
1. Business - Mining Lease and Operating Agreement with Arapahoe Mining Corporation," "Exploration and Development Activities in 1989," "Exploration and Development Activities in 1990," and "Exploration and Development Activities in 1991."

      In 1989, Horn Silver acquired a one-half interest in the Imperial Mine and adjacent patented mining claims that adjoin the Horn Silver Mine properties and located approximately 200 new mining claims covering approximately 4,000 acres which are contiguous to the Horn Silver Mine properties. The Imperial Mine consists of seven patented mining claims covering 105 acres. In 1990, Horn Silver located an additional 25 new mining claims covering approximately 500 acres which are also contiguous to the Horn Silver Mine properties. See "Item 1. Business - Exploration and Development Activities in 1989" and "Exploration and Development Activities in 1990."

      With the addition of the mining claims that were located in 1989 and 1990, there were approximately 8,600 acres comprising the Horn Silver Mine properties and adjoining properties. However, as of August 1993, the Company abandoned approximately 230 of its unpatented mining claims, thereby reducing the total acres of patented and unpatented mining claims comprising the Horn Silver Mine properties to approximately 6,000 acres. There are no proven or probable reserves on any of the Company's properties.

      In 1990, Horn Silver acquired a 30% carried working interest in 81 unpatented mining claims covering approximately 1,620 acres in the Taylor Mining District in White Pine County, Nevada. Horn Silver subsequently entered into a joint exploration agreement with Cameron Mining Company ("Cameron") and Pab Oil & Mining, Inc. ("Pab") to conduct exploration work on the mining properties. Exploration and development activities were conducted on these properties through December 1994 when the joint exploration agreement was terminated by Cameron and Pab, and the properties were returned to the owner. See "Item 1. Business - Exploration and Development Activities in 1994."

      On December 19, 1991, Horn Silver entered into a joint venture agreement with Arapahoe and Great Basin Exploration & Mining Co. ("Great Basin"), a Nevada mining company, which provided Great Basin with the exclusive right to conduct exploration and development activities for metallic ores on the Horn Silver Mine properties and to acquire a 70% interest in the Amended Mining Lease and Operation Agreement from Arapahoe by making $400,000 in direct payments to Arapahoe and by expending in excess of $2.0 million over a five-year period for exploration and development activities on the Horn Silver Mines properties. This joint venture agreement was terminated on September 1, 1992, on account of Horn Silver having terminated the Amended Mining Lease and Operating Agreement with Arapahoe as of that date. See "Item 1. Business - Exploration and Development Activities in 1992."

      On April 28, 1994, Horn Silver Mine entered into a mining lease with Dotson Exploration Company ("Dotson Exploration"), a Utah mining company, which conveyed to Dotson Exploration the right to conduct exploration and, if warranted, development and mining activities on 13 patented lode mining claims covering 219 acres located in Beaver Lake Mining District. In the event any ores are mined from the mining properties, Dotson Exploration agrees to pay to Horn Silver a 5% royalty on all ores mined from the properties. Dotson Exploration also agrees to pay Horn Silver $10,000 in advance royalties upon execution of the lease, with annual payments thereafter of $7,500 per year. The lease was subsequently transferred by Dotson Exploration to Centurion Mines Corporation ("Centurion"). Centurion conducted an extensive drilling program on the mining properties in 1994 and 1995. See "Item I. Business - Exploration in 1994" and "Item I. Business - Exploration in 1995."

      In addition to the Horn Silver Mine and adjoining properties and the carried working interest in undeveloped properties located in Nevada, Horn Silver owns a royalty interest in developed oil and gas properties in Oklahoma. See "Item 2.
Properties - Osage Oil Field, Osage County, Oklahoma."


Ore Occurrences and Possible Metallurgical Treatment Methods

      The principal property of Horn Silver is a wholly-owned interest in the Horn Silver Mine properties located in Beaver County, Utah, which includes the Horn Silver and Cactus Mines, as well as several smaller mines that were productive in the past. These mines have produced significant amounts of silver, lead, copper, zinc and gold. These minerals, which have been mined in the past from the properties, exist in both the oxidized and sulfide state. Treatment of a given mineral is dependent upon its physical and chemical character.

      Silver ores, together with lead, zinc and copper ores, have been produced in the past from several localities on the Horn Silver Mine properties. The sulfide lead-silver ores, such as those previously mined in the hypogene portion of the properties, are ordinarily ground in a mill, after which the lead and zinc are separated by selective flotation with the silver often accompanying the lead. The oxidized lead-silver ores are sent directly to smelters. Benification of oxidized lead-silver ores generally result in low recovery and known hydrometallurgical methods are complex and expensive.

      Crude non-sulfide zinc ores are not directly saleable, except to lead smelters having a fuming plant where crude ore is charged with hot slag. Various hydrometallurgical procedures have been suggested by the U.S. Bureau of Mines; however, such processes are thus far only employed in smelters located in Europe and Japan.

      In the past, gold ores occurring in lead-silver ores have been shipped to lead smelters for processing, whereas siliceous gold-silver ores have been shipped to copper smelters for processing. Where the siliceous gold-silver ores are free of cyanicides, they are treated by cyanidation in which most of the silver contents in the ores are also recovered.

      Copper ores have been mined at the Cactus locality in Copper Gulch. The only copper mineral known to exist in the past in commercial quantities and grade is chalcopyrite or copper iron sulfide, which is recoverable by grinding and flotation. The flotation concentrates are then sold to a copper smelter. There is presently considerable demand for copper concentrates and the prevailing price of copper, primarily due to foreign imports, renders many domestic operations non-economic.


Exploration and Development Activities in 1989

      During 1989, Arapahoe expended over $700,000 for exploration and development activities on the south end of the Horn Silver Mine properties. This work included the preparation of new topographic and aerial maps, the construction of several miles of new roads, drill site preparations, the excavation of test trenches, drilling, geophysical exploration and sampling. New mining properties covering approximately 4,000 acres were located by Horn Silver contiguous to the Horn Silver Mine properties. These mining properties consisted at the time of approximately 200 unpatented mining claims and two Utah State mineral leases. These new properties have been included with the mining claims which are subject to the Amended Mining Lease and Operating Agreement with Arapahoe.

      The drilling that was performed by Arapahoe in 1989 occurred on a series of five geophysical anomalies. The holes totalled over 1,500 feet in cumulative length. More than 1,000 surface and underground samples were taken and analyzed. The most promising drilling results were obtained from the holes drilled in the Washington-Double Barrel Tunnel vicinity where mineralization of up to 365 feet in thickness was found containing several intercepts of commercial lead zinc silver ore up to 20 feet thick. This discovery was made in the Frisco Silver area about one mile west of the Horn Silver Mine.

      The two holes drilled by Arapahoe in the limestone footwall of the Horn Silver Mine failed to intersect any significant mineralization. It is management's opinion that the holes were bottomed at an insufficient depth to encounter the bedded ore expected. These holes have been left open for possible re-entry and deepening at a later time.

      One additional major development in 1989 was the acquisition by Horn Silver for cash of a one-half interest in the Imperial Mine and adjacent patented mining claims. This group of claims is enclosed by the Horn Silver Mine properties and contains large reserves of sulfide copper ore, as well as important tunnel sites which provide an opportunity to initiate bulk mining operations into the adjoining Horn Silver Mine properties. The new road that was constructed by Arapahoe links the Horn Silver Mine with the Imperial Mine and adjacent claims affording access and drill sites on properties previously accessible only by horseback.


Exploration and Development Activities in 1990

      During 1990, Arapahoe expended over $350,000 for exploration and development activities on the Horn Silver Mine properties. The work included continued preparation of topographic and aerial maps, drill site preparations, excavation of test trenches, drilling, geophysical exploration and sampling, and the construction of a new road. The new road is from the Frisco town site over the Frisco summit south of Frisco Peak to the access road near the Cactus Mine. The new road crosses an area where there is a significant magnetic low. While constructing the new road, Arapahoe discovered an extensive mineralized area of altered quartz monzonite with many of the surface expressions which are typical of sulfide porphyry. Several drill holes are planned in 1991 for the purpose of exploring this mineralized area.

      New mining properties covering approximately 500 acres were located in 1990 by Horn Silver contiguous to the Horn Silver Mine properties. These new mining properties consist of 25 unpatented mining claims. These new properties have been included with the mining claims which are subject to the Amended Mining Lease and Operating Agreement. As a result of the new mining properties, Horn Silver's claim-acreage has increased to approximately 8,600 acres.

      The drilling that was performed by Arapahoe during 1990 consisted of a series of shallow inclined holes in the breccia zone at the south end of the Horn Silver Mine properties. Five of the holes drilled intersected commercial grade mineralization, three of which penetrated a gold bearing breccia pipe. The next phase of the drilling program planned by Arapahoe in 1991 will consist of additional drilling at the south end of the Horn Silver Mine properties and of drilling in the Cactus Mine area and in the mineralized area which was discovered when the new road was constructed.

      Other exploration activities during 1990 included drilling and surface mapping of the Washington claim, which contains a large amount of wollastonite (fibrous calcium silicate). The claim was delineated and found to contain in excess of one million tons of wollastonite. Wollastonite is now in considerable demand as a substitute for asbestos.


Exploration and Development Activities in 1991

      During 1991, Arapahoe expended over $150,000 for exploration and development activities on the Horn Silver Mine properties. The work included preparation of geological maps, drill site preparations, excavation of test trenches, extensive geochemical sampling, and construction of a new road. In addition, Page Blakemore, President of Horn Silver, personally spent an additional $10,000 for the preparation of four drill sites and for the drilling of three rotary holes in the altered intrusive area east of the Cactus ore body (at the northwest corner of the Horn Silver Mine properties). This work was performed at Mr. Blakemore's expense without reimbursement by the Company. All three of the holes which were drilled exhibited large amounts of pyrite and were anomalous in copper, zinc, gold, silver and other heavy metals, but contained no commercial grade mineralization.

      In constructing the new road from Frisco Pass south to Indian Grave Peak, numerous structures were cut which eventually will be explored. These new structures contain copper and gold mineralization in quartz veins, veins of specularite, bodies of jasperoid in limestone and considerable amounts of contact metamorphic rocks developed between blocks of limestone and the late intrusive quartz monzonite. None of these exposures had previously been mapped because of the vegetation and scree. The new road will give access to several previously discovered but unexplored mineralized breccia pipes which are planned as drilling targets during 1992.

      No additional properties were acquired by Horn Silver during 1992. Exploration activities, including sampling, were conducted on the Taylor (Cheney) claims in White Pine County, Nevada by Goldfield Mining Company through a farm-out arrangement. Horn Silver holds a 30% carried working interest in these claims. This work resulted in the discovery of a large area of gold mineralization with several surface samples of commercial grade.


Exploration and Development Activities in 1992

      During 1992, Great Basin Exploration & Mining Co., Inc. ("Great Basin") drilled two deep diamond core holes on properties located on the east side of the San Francisco Range on the Horn Silver Mine properties. These holes were drilled in order to establish the presence of a different and separate intrusive on the properties. The core analysis revealed that the properties which were drilled are anomalous in copper, lead, zinc, silver and gold, but the analysis did not reach ore grade in any of the metals. The Company's management regards the results of the drilling as very favorable but not conclusive. In addition to drilling, Great Basin completed geochemical sampling and geological mapping on the properties during this period.

      Exploration work was also completed in 1992 by Crown Resources Corp. on properties located on the west side of the San Francisco Range known as the Loeber Gulch area. As a result of these exploration activities by Crown Resources, an important gold and silver anomaly was discovered in the Washington shaft area. During the same period, Great Basin also drilled and abandoned the Shauntee Hills claims, located southwest of the San Francisco Range on the Horn Silver Mine properties, and Gold Fields Consolidated drilled and abandoned the Hidden Treasure claims, located south of the Shauntee Hills claims.


Exploration and Development Activities in 1993

      During 1993, Horn Silver conducted exploration work on its mining properties in the Beaver Lake Mining District and the San Francisco Mining District. The exploration activities conducted in the Beaver Lake Mining District included construction of approximately three miles of access roads, preparation of four drill sites, stripping of various copper bearing outcrops, and drilling of a hole about 500 feet in depth. The hole was drilled in order to establish the presence of copper on the properties. The core analysis revealed copper mineralization from the surface to about 500 feet in depth. The exploration activities conducted in the San Francisco Mining District included the rehabilitation of the two main trans-montane roads that cross the San Francisco Mountain Range, which had been damaged by the winter weather.

      Also in 1993, Dotson Exploration Company ("Dotson Exploration"), which has performed exploration and development work on the Horn Silver Mine properties in the past for Arapahoe, performed exploration work on the mining properties in the Beaver Lake Mining District. Included among the exploration activities by Dotson Exploration during this period was the construction of about three miles of access roads to an otherwise inaccessible group of mining claims, and the drilling of three holes three miles northwest of the OK Copper Mine. All three of the holes that were drilled exhibited copper mineralization.

      In addition to exploration activities in the Beaver Lake Mining District, Horn Silver conducted excavation work during 1993 at the north end of the open pit area on the Horn Silver Mine properties, which is located near the King David Mine shaft. The excavation work revealed a flat fault that displaced the mineral zone to the north and east suggesting the possible existence of near surface mineralization, which has been previously undiscovered.

      Exploration activities were also conducted in 1993 on the mining properties in the Taylor Mining District, White Pine County, Nevada, in which Horn Silver has a 30% carried working interest. Great Basin Exploration & Mining Co., Inc., which held a leasehold interest in the properties in 1993, drilled five holes during the period. The results of the drilling indicated gold mineralization on the properties. The Company's management regards the results of this drilling as favorable; however, no commercial grade mineralization has yet been discovered.

      In addition to the above exploration activities, the Company has also examined more than 50 gold prospects in the states of Arizona, Nevada and California in 1993. Horn Silver desires to acquire additional mining properties at favorable terms which can, in turn, be leased or sold to major mining companies, with Horn Silver receiving advanced payments and retaining a royalty interest. Negotiations are currently in process to obtain leases under such terms and conditions on two mining properties the Company had examined in Mohave County, Arizona. Metallurgical testing was conducted during 1993 on ores from the Horn Silver Mine properties and on the ore samples gathered from the various properties examined in Arizona, Nevada and California.


Exploration and Development Activities in 1994

      During 1994, exploration work continued on the Company's mining properties in the Beaver Lake Mining District. The Company entered into a mining lease with Dotson Exploration covering certain patented lode mining claims owned by the Company within this mining district. Under this lease, Dotson Exploration was granted the right to perform exploration and development work on the mining properties covered by the lease. The lease was subsequently assigned by Dotson Exploration to Centurion Mines Corporation ("Centurion"). After conducting an extensive drilling program on the mining properties covered by the lease, as well as on properties surrounding the Company's other mining properties in the Beaver Lake Mining District, Centurion announced a major discovery of ore in the form of a copper porphyry deposit. The discovery is reported to be a large ore body open in several directions. Centurion also announced plans to conduct a leaching operation to extract the ore using a solvent extraction-electrowinning method to produce high grade copper from the mine.

      The Company conducted very limited exploratory and development activities during 1994 on the Horn Silver Mine properties. This decrease in activity was due to the limited funds available to the Company. The Company has also discovered what may be a near surface faulted segment of original, high grade lead silver ore at the north end of the caved surface area of the Horn Silver Mine properties. However, no additional work was accomplished on these properties during 1994 due to limited resources.

      Although gold properties have been excavated from mining properties in White Pine County, Nevada, in which the Company has a 30% carried working interest, these properties have been returned to the land owner. The reason for the return of these gold properties was that the mining company performing the exploratory and development work on the properties was unable to discover persistent gold mineralization, and the cost of maintaining the large block of unpatented mining claims had risen under new federal mining regulations, making the operation unprofitable.

      In addition to the above activities, the Company continued examining various properties for gold prospects in the states of Arizona, Nevada, and California in 1994. The Company is also presently negotiating with different companies interested in the zinc deposits on the Horn Silver Mine properties, the wollastonite deposits in Loeber Gulch, the marble quarry owned by the Company, and the copper porphyry possibilities southeast and northwest of the Cactus Mine. The Company is actively seeking joint venture opportunities with other companies interested in developing the mining properties owned by the Company.

Exploration and Development Activities in 1995.

      During 1995, Centurion continued its development drilling program on the Company's mining properties in the Beaver Lake Mining District including the OK Copper Mine as well as on other properties surrounding the Company's Beaver Lake mining properties. The Company's mining properties on which Centurion continued its drilling activities are covered by the lease originally entered into with Dotson Exploration that was later assigned to Centurion. As a result of Centurion's drilling program, Centurion has announced the discovery of a major porphyry ore body on its properties in the Beaver Lake Mining District containing more than 50 million pounds of copper. Also during 1995, Centurion continued with its plans to construct a treatment plant on its Beaver Lake mining properties to extract copper from the ore using a solvent extraction-electrowinning method to produce high grade copper. Centurion has filed applications with federal and state agencies to obtain the requisite permits in connection with the construction of the proposed treatment plant.

      The Company was unable to conduct any exploratory or development activities on its other properties during 1995 on account of the limited funds the Company has available for any further exploration or development activities. The Company continued to examine various properties for gold prospects in the states of Arizona, Nevada and California in 1995. The Company continues to actively seek joint venture opportunities with other companies interested in developing the mining properties owned by the Company.

Competition

      There is considerable competition for mining prospects on federal lands due to recent major discoveries of gold deposits, particularly in Nevada. Costs of mining, milling, transportation, labor and other costs have risen dramatically. These costs would be a factor in determining whether the discovery of minerals, if any, would be commercial or not, and could render a discovery unprofitable, even if made.

      Commencing in 1972, various federal, state and local environmental laws and regulations began to have a significant impact on the mining industry in Utah, where the Horn Silver Mine properties are located, and elsewhere in the Western States. At the present time, there is only one smelter in the Western States, which is operating at full capacity. Several smelters, which had been buyers of custom mineralization from independent mines located in Utah, are now closed. Thus, there presently exists no nearby market for the types of ore which Horn Silver is seeking to develop.

      In addition to the uncertainty surrounding the eventual development of commercial mineralization on Horn Silver's properties, the success of any mining operation which might be conducted is dependent upon the price of minerals on the domestic and world markets, which is subject to fluctuation, in part as a result of actions by central banks and government policies.


Government Regulation

      Any exploration, rehabilitation, and development programs of Horn Silver, as well as any commercial production which might be warranted, will be subject to extensive federal, state and local laws and regulations controlling not only the exploration for viable minerals in the ground, the condition of the shafts and the nature of milling and leaching operations, but also the possible environmental effects of water and particle contaminant discharges resulting from Horn Silver's activities. No environmental impact studies have been performed by Horn Silver, and there is no assurance that environmental or safety standards more stringent than those presently in effect will not be imposed in the future. At present, in the opinion of Horn Silver, the current and immediately proposed activities of Horn Silver are such that no compliance problems are anticipated.


Employees

      As of March 31, 1996, Horn Silver has one part-time employee, a secretary, who performs clerical work for the Company. All other work, legal and accounting, is performed on a fee basis. Horn Silver's activities in connection with the acquisition, exploration and development of mining and other mineral properties and the negotiation with potential joint venture partners are conducted principally by Page P. Blakemore, Sr., President and Treasurer of Horn Silver and a geologist, who also serves as President of Constitution Petroleum, Inc., President of Cameron Mining Company, and President of Basin and Range International Exploration Ltd. See "Item 10. Directors and Executive Officers of the Registrant." Murray C. Godbe, III, Vice President and a director of the Company, assists Mr. Blakemore from time to time in negotiations with potential joint venture partners. Mr. Blakemore has never been paid a salary by Horn Silver, but has been issued shares of the Company's Common Stock pursuant to a compensation plan adopted by the Board of Directors. See "Item 11. Executive Compensation." Horn Silver presently has no plans to expand its staff.

ITEM 2.  Properties

General

      Horn Silver currently owns 244 patented mining claims and approximately 20 unpatented mining claims covering approximately 6,000 acres located in Beaver County, Utah. The claims comprise most of the San Francisco Mining District. The two principal mines on the properties, which were productive in the past, are the Horn Silver and Cactus Mines. The Horn Silver Mine, which represents a very small part of the overall acreage, shipped silver, gold, copper and lead from one breccia pipe and was one of the largest producers of silver in the United States until about 1930. The Cactus Mine, with a production history dating from 1910, shipped significant amounts of copper, gold and silver until about 1913. The Company also owns a one-half interest in the Imperial Mine, a once productive mine, and adjacent patented mining claims located in the San Francisco Mining District. In addition to the foregoing mining properties, the Company has a carried working interest in undeveloped mining properties located in Nevada and a royalty interest in developed oil and gas properties located in Oklahoma. There are no proven reserves on any of the Company's properties.

Horn Silver Mine Properties, Milford County, Utah

      The Horn Silver Mine properties consist of patented and unpatented mining claims, which are currently wholly owned by Horn Silver. The properties are located in the San Francisco Mining District, in Beaver County, Utah, approximately 15 miles west of the town of Milford. The San Francisco Mining District was formed in the 1880's. It consists of a mountain range about 15 miles long and three to five miles wide trending in a north-south direction located some 230 miles south of Salt Lake City, Utah, and about 15 miles west of Milford, Utah. Horn Silver's primary property interests are located in this district and were originally mined for their silver, gold, lead, zinc and copper content. Production lasted from the 1880's until about the early 1920's when economic circumstances stopped production. Less significant production occurred after that time on an intermittent basis and during World War II when metals were produced under government subsidies. No significant production has occurred since 1947.

The Horn Silver Mine

      The San Francisco Mining District was organized in 1871, but attracted little attention until the discovery of the Horn Silver Mine by James Ryan and Samuel Hawkes in 1875. Ryan and Hawkes subsequently sold the mine to Campbell, Cullen, Ryan and Byram. They extracted 25,000 tons of high grade lead silver ore and had developed the mine to a depth of about 280 feet. They then sold the mine to Horn Silver Mining Company which was incorporated under Utah law in 1879. Two smelters were constructed near Frisco, a townsite near the mine. The mine operated continuously until 1885, with the mineralization material being smelted at the two plants.

      In 1885, a cave-in from the 700 foot level to the surface caused considerable damage, requiring that a new shaft be sunk to a depth of 1,600 feet, unfortunately again in the volcanic rocks east of the ore zone. The mine was operated through the new shaft until 1919 when the mine was closed for economic reasons.

      In 1929, the mine was leased to Albert E. Kipps who began a program of rehabilitation of the underground workings to develop the lower levels. This program led to discovery of substantial tonnages of ore. In 1944, Mr. Kipps assigned his lease to Metal Producers, Inc. The 1,600 foot production shaft had to be abandoned due to subsidence of the hanging wall of the vein structure. A connection was then driven from the existing King David mine shaft located in the stable limestone footwall about 900 feet in distance to connect with the 650 foot level of the mine.

Mine Development

      The mine is presently served by the 816 foot King David or Knight timbered shaft sunk in the limestone footwall some 1,200 feet from the old mineral deposit and an interior shaft sunk to the 1,100 foot level from the 700 foot level. All other shafts fitted for hoisting ore or waste were sunk in the highly altered volcanic hanging wall and have caved in many years ago. A manway serving as an escape route is open in the south end of the mineralized zone.

      The mine has been explored along the fault line to the 1,600 foot level, but only very limited lateral work has been attempted below the 1,100 foot level or into the limestone footwall for any significant distance. Minable ore bottomed in the main fault zone and only insignificant amounts of mineralized material have been discovered below the 1,000 foot level.

The Cactus Mine

      The Cactus Mine is located on Horn Silver's patented claims near the northern boundary of the properties. It was discovered in 1870. During the 1880's, a French company constructed a charcoal fired smelter near the outcrop which produced an unknown amount of blister copper. The ore was mainly primary sulfides with refractory achieved at the relatively low temperatures, leading to abandonment of the operation.

      In 1900, the mine was acquired by Samuel Newhouse, who built an 1,000 ton per day concentrator, and mined and treated nearly one million tons of ore mined underground from the timbered square-set stopes. The mine was developed to the 900 level. Ore was mined from an elongate breccia pipe enclosed in the main granodiorite stock. The breccia filling consisted of quartz, tourmaline, siderite, specularite and chalcopyrite, the latter constituting the only commercial mineral as an ore of copper containing minor amounts of gold and silver.

      The Cactus Mine has not been operated since 1913. Due to the caved condition of the timbered stopes, it is impossible to estimate the tonnage and grade of any mineralized material left in the stopes in prior operations, or to examine any blocks of mineralized material left unmined, if any. No proven reserves of commercial mineralized rock are known to exist in the Cactus Mine.

Geology

      The San Francisco Mountains form a small north-south mountain range in West Central Utah. The range is typical of Great Basin mountain ranges with Paleozoic carbonates and quartzite intruded by a granitic stock. The limestone is host for numerous mineral deposits of various types. Faults with considerable displacement particularly on the range's east side bring volcanic flow rocks in contact with both intrusive and sedimentary rocks of the range proper. Also, the area is in part overlain by several ages of other flow rocks. In the process of mountain building through the folding and faulting, the various layers or strata have been disrupted. There are several fault systems apparent in the San Francisco Mountains. Moreover, vulcanism in the area has resulted in extensive flows of molten rocks and ash.

      The principal mineral deposits in the range are lead, silver, zinc, copper and gold deposits occurring as fault fissure, breccia filing, stratabound limestone replacements deposits, pipe-like deposits emplaced at the intersection of fissures and favorable beds, gold mineralized breccia pipes in limestone, tungsten deposits in sharn, copper deposits in quartz, and tourmaline filled breccia pipes in intrusive rocks.

      Mineralization in the San Francisco Mountains has been largely contemporaneous with the cooling of molten rocks which have intruded into various strata. The minerals are localized in close relationship with areas where faulting and fracturing have allowed mineralized solutions access to favorable host rocks.
All known mineralization of the area is associated with fissures and favorable bed intersections in the sedimentary rocks or in breccia pipes. Fissure intersections particularly influence localization of minerals whether in sediments, flow rocks or intrusive rocks.

      The Horn Silver Mine is located on the Horn Silver Fault. The fault is on the east side of the range and brings flow rocks in contact with the limestone. Limestone replacement formations of this type have frequently been found to be favorable areas for exploration for lead and silver. The fault is traced from Squaw Springs Pass northerly for nearly two miles where it is concealed just north of the Horn Silver Mine. It is apparent that in addition to the Horn Silver Fault at least two thrust faults exist in the area which are as yet unmapped in detail and aerial photographs reveal the existence of a second north-south fault of considerable magnitude.

Osage Oil Field, Osage County, Oklahoma

      On February 6, 1981, Horn Silver acquired a working interest in two developed oil and gas leases in Osage County, Oklahoma. On September 1, 1986, Horn silver entered into an agreement with Golden Oil Company to exchange its working interest in the leases for a 1-1/2% overriding royalty interest in all oil and gas production from the leases. The two leases are named the Long-B lease and the Reed lease. The Long-B lease covers approximately 160 gross acres (20 net acres) and contains four producing walls. The Reed lease also covers approximately 160 gross acres (20 net acres) and contains five producing wells. Horn silver paid $20,000 and issued 500,000 shares of its common stock for its working interests in the leases.

      The leases are for a term of five years commencing in 1972. However, if production is established, the leases continue so long as oil or gas or other minerals are produced in commercial quantities. The leases are subject to a landowner's royalty interest of 16-2/3%, increasing to 21% in the event producing wells average 100 or more barrels per well per day. Horn silver is not aware of any current plans for drilling of any additional oil and gas wells on the properties.

      Horn Silver has not undertaken an evaluation of the oil and gas properties in order to determine the estimated net proved reserves of oil or gas and the future net revenue attributable thereto. In management's opinion, the revenues received from Horn Silver's interest in the oil and gas properties and the estimated total value of its interest are not substantial enough to warrant the expenditure necessary to provide a disclosure of proved oil and gas reserves. From January 1, 1995 to December 31, 1995, Horn Silver received $699 in production payments from its royalty interest in the leases. Horn Silver received $761 in production payments in fiscal 1994 from the leases.

Title to Mining Properties

      Horn Silver's most important property interest at the present time consists of its ownership of the Horn Silver Mine properties. The patented claims involved were originally obtained by deed from the federal government. Horn Silver's ownership rights in the properties is dependent upon the validity of title to the claims which is vested in other entities and upon the validity of the Company's contracts with the entities holding such title. The Company has not received any warranties of title, title opinions nor policies of title insurance. The Company now owns the claims through its purchase of the Wangenheim's 40% interest in 1980 and its acquisition of Tintic's 60% interest as a result of a merger with Tintic in 1983.

      The validity of all unpatented mining claims is dependent upon the inherent uncertainties and conditions that may prevent a fee title in the usual sense from existing or vesting. Unpatented claims when properly located, staked and posted according to regulation give the claimant possessory right only. Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of annual assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record.

      The continuing validity of Horn Silver's unpatented claims is subject to many contingencies, including the availability of land for location at the time location is made, the making of valid mineral discoveries within the boundary of each claim, the compliance with all regulations, both state and federal, for locating claims, and the performance of annual assessment work which is currently in the amount of $100 per claim. Failing satisfaction of these requirements, the claims are subject to cancellation by the United States upon a finding of no valid discovery and, perhaps, upon failure to perform annual assessment work. Failure to perform annual work subjects the claimant to the risk of forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

ITEM 3.  Legal Proceedings

      Horn Silver is not aware of any threatened or pending litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      Horn Silver has not submitted any matter to a vote of security holders during the quarter for which this report is filed.

                             PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

      The Common Stock of Horn Silver is traded in the over-the-counter market. The following table sets forth the range of high and low closing bid prices of the Common Stock as reported by Wilson-Davis & Company, which is located in Salt Lake City, Utah, for the calendar years 1994 and 1995, and by Paulson Investment Company, Inc., formerly known as Covey & Company, Inc., which is located in Salt Lake City, Utah, for calendar year 1993.


          Period                                   Bid Price

      Calendar Year                         Low          High

      1993
            First Quarter                   .01          .0125
            Second Quarter                  .0075        .0125
            Third Quarter                   .005         .01
            Fourth Quarter                  .005         .01

      1994
            First Quarter                   .01          .01
            Second Quarter                  .005         .015
            Third Quarter                   .01          .027
            Fourth Quarter                  .01          .015

      1995
            First Quarter                   .01          .045
            Second Quarter                  .01          .035
            Third Quarter                   .01          .035
            Fourth Quarter                  .001         .03


      The bid prices represent quotations between dealers without retail markups, markdowns or commissions and do not necessarily represent actual transactions. At March 31, 1996, there were 4,369 record holders of the Company's Common Stock.

      Horn Silver has never paid a cash dividend on its Common Stock. The Company currently anticipates that any earnings will be retained for use in the operation of the business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future.


ITEM 6.  Selected Financial Data

                         Year Ended December 31

                      1993      1994      1995
                     --------  --------  --------
Net revenue <F1>    $  8,260  $ 18,884  $ 17,149
Net income (loss)    (53,438)  (39,611)  (34,518)
Net income (loss)
  per share <F2>        (.00)     (.00)     (.00)
     Total assets   $ 42,816  $ 25,894  $ 20,844

<F1>  The Company has not had any significant revenue from
operations.

<F2>  Earnings per share information is based on the weighted average outstanding shares of the Company each year.


ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

      Cash decreased by $4,693 during the 1995 fiscal year. The principal loss of cash during 1995 was from the net loss from operations of $34,518. The Company is currently unable to finance its operations from its operating revenues and cash flow. In addition, the Company has no credit facility with a lending institution. There remains only $18,637 in cash as of December 31, 1995 from the proceeds of the Company's 1980 Regulation A stock offering.

      The Company does not anticipate spending any of its remaining cash reserves during the 1996 fiscal year for exploration or development activities. In addition, the Company has no concrete plans or commitments relative to any such activities during 1996. However, the Company plans to continue to actively seek joint ventures for exploration and development activities during 1996.

Results of Operations

      Year Ended December 31, 1995 Compared to Year Ended
December 31, 1994

      Revenues decreased by $1,735, or 9.2%, in the year ended December 31, 1995, as compared to the year ended December 31, 1994. Mineral royalties decreased by $1,300, or 7.6%, in fiscal 1995 over fiscal 1994. The decrease was primarily due to a reduction in the royalty payments the Company received under the mining lease that was entered into with Dotson Exploration on April 28, 1994, and subsequently assigned to Centurion Mines Corporation. The $15,900 in mineral royalties in 1995 included $11,100 in advance royalty payments from the mining lease assigned to Centurion and $4,800 in royalty payments from the mining lease with Frisco Rock, Inc.

      Interest income from investment of funds decreased by $373, or 40.4%, in fiscal 1995 over fiscal 1994 due to a decrease in the amount of funds invested at lower interest rates than in the preceding year. The Company received $699 in other income in fiscal 1995 representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. These payments represented a decrease of $62, or 8.1%, in the royalty payments the Company received in fiscal 1995 over fiscal 1994 due to a reduction in production from the oil wells on the leases.

      Expenses decreased by $6,828, or 17.1%, in the year ended December 31, 1995, as compared to the year ended December 31, 1994. Contributing to this reduction in expenses was a $1,724 decrease in general and administrative expenses. The reduction in general and administrative expenses reflected the reduced level of the Company's mining activities in fiscal 1995.

      Year Ended December 31, 1994 Compared to Year Ended
December 31, 1993

      Revenues increased by $10,624, or 128.6%, in year ended December 31, 1994, as compared to the year ended December 31, 1993. Mineral royalties increased by $11,320, or 192.5%, in fiscal 1994 over fiscal 1993. This increase was primarily due to the advance royalty payments the Company received from Dotson Exploration under the mining lease that was entered into on April 28, 1994 with Dotson Exploration and subsequently assigned to Centurion. The $17,200 in mineral royalties in 1994 included $12,400 in advance royalty payments from the mining lease assigned to Centurion and $4,800 in royalty payments from the mining lease with Frisco Rock, Inc.

      Interest income from investment of funds decreased by $635, or 40.8%, in fiscal 1994 over fiscal 1993 due to a decrease in the amount of funds invested at lower interest rates than in the preceding year. The Company received $761 in other income in fiscal 1994 representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. The payments represented a decrease of $61, or 7.4% in the royalty payments the Company received in fiscal 1994 over fiscal 1993 due to a reduction in production from the oil wells on the leases.

      Expenses decreased by $3,203, or 5.2%, in the year ended December 31, 1994, as compared to the year ended December 31, 1993. Contributing to this decrease in expenses was a $7,294 decrease in general and administrative expenses. The decrease in general and administrative expenses reflected the reduced level of the Company's mining activities in fiscal 1994. Carry costs for mineral leases increased by $4,091 in fiscal 1994 over fiscal 1993 due to the additional costs of maintaining the Company's unpatented mining claims under new federal mining regulations.

ITEM 8.  Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this report. See Index to Financial Statements and Schedules on page 17.

ITEM 9.  Changes in and Disagreements on Accounting and Financial
Disclosure

      None.

                            PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The Company's Board of Directors consists of five persons.
The following table sets forth certain information with respect to the directors and executive officers of the Company:



  NAME                         AGE        POSITION

  Page P. Blakemore, Sr.<F1>   77         Chairman of the Board,
                                          President, Chief
                                          Executive Officer and
                                          Treasurer
  Murray C. Godbe, III         70         Vice President and
                                          Director
  Warren M. Blakemore<F1>      42         Secretary and Director
  Walter Hoppe                 87         Director
  Randall A. Mackey            50         Director
  John P. Bogdanich            43         Director
___________________________________

<F1>  Page P. Blakemore, Sr. is the father of Warren M.
Blakemore.

      The following is a description of the business experience of each of the directors and executive officers.

      Mr. Page Blakemore has been President, Treasurer and a director of Horn Silver since July 1984. From 1971 to 1984, he served as the Vice President and a director of Horn Silver. Mr. Blakemore has also been the President since 1970 of Basin and Range Exploration Company, which engages in mineral exploration work in the western United States. He has been the President since 1988 of Basin and Range International Exploration Ltd., which engages the exploration and development of gold and silver. He is also the President of Constitution Petroleum, Inc. and has served in that capacity since 1970. Constitution Petroleum is engaged in oil and gas exploration in Ohio and Pennsylvania. Mr. Blakemore has also been the President of Cameron Mining Company since 1956, which engages in the mining and drilling contracting business. He has also been Vice President and a director since January 1991 of Con-Coyle Oil Field Tool Company, which manufactures oil field tools. Finally, Mr. Blakemore is a director of Alta United Mines Company and Pab Oil & Mining, Inc.

      Mr. Godbe has been the Vice President and a director of Horn Silver since July 1984. He has been the President since 1974 of M.C. Godbe Consultants, Inc. which has performed geological consulting work for a number of mining companies.
From 1969 to 1974, he was the President of East Utah Mining Company, a Utah mining and oil and gas company. Mr. Godbe received a B.Sc. degree in geology from the University of Utah in 1948 where he also did graduate work in geology in 1949.

      Mr. Warren Blakemore, a son of Mr. Page Blakemore, has been the Secretary of Horn Silver since January 1985 and a director since June 1983. He received a B.S. degree in geological engineering from the University of Utah in 1978. He has also been the Production Supervisor of Constitution Petroleum, Inc. since 1977 and President of Constitution Gas Transport, Inc., a public utility located in the State of Ohio since 1986. Constitution Petroleum is engaged in oil and gas exploration in Ohio and Pennsylvania. Mr. Blakemore has been the Secretary and a director of Cameron Mining Company since 1978, which engages in the mining and drilling contracting business. He has been Secretary and a director of Con-Coyle Oil Field Tool Company since January 1991, which manufactures oil field tools.

      Mr. Hoppe has been a director of Horn Silver since 1977.
He has worked as an independent mine consultant at Alta, Utah since 1970. From 1952 to 1977 Mr. Hoppe was the Vice President and a director of Alta United Mines Company. From 1964 to 1969, he was a director of the old Horn Silver Mines Company. Mr. Hoppe is also a director of Gunsite Oil & Gas Company. From 1933 to 1939 and from 1946 to 1952, Mr. Hoppe was an independent mine operator at Alta, Utah. From 1942 to 1945, Mr. Hoppe was on loan from the U.A. Army to the U.S. Bureau of Mines while he served on an exploration team for strategic minerals at Alta, Utah.

      Mr. Mackey has been a director of Horn Silver since July 1981. He has been a shareholder in the Salt Lake City law firm of Mackey Price & Williams since May 1989. From 1979 to 1989, he practiced law with the Salt Lake City law firm of Fabian & Clendenin, where he was a shareholder and director of the firm from 1982 to 1989. From 1977 to 1979, Mr. Mackey was associated with the Washington, D.C. law firm of Hogan & Hartson. Mr. Mackey received a Bachelor of Science degree in Economics from the University of Utah in 1968, a Master in Business Administration degree from Harvard University in 1970, a Juris Doctor degree from Columbia University in 1975, and a Bachelor of Civil Law degree from Oxford University in 1977. Mr. Mackey is also a director of Paradigm Medical Industries, Inc., which develops and manufactures ophthalmic surgical systems.

      Mr. Bogdanich has been a director of Horn Silver since
September 1995.  He has been President since 1981 of PAB Oil &
Mining, Inc., which engages in the mining and oil and gas business.

      All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and has qualified. All of the officers serve at the pleasure of the Board of Directors.

      The Board of Directors of Horn Silver held three meetings in 1995. Each of the directors attended at least 75% of the aggregate number of meetings of the Board.

      No officer or director of Horn Silver has, within the past five years, been involved in any insolvency, criminal or securities violations proceedings.

ITEM 11.  Executive Compensation

      (a)   Compensation
            ------------

      The following table shows the cash compensation paid to all officers and directors of the Company as a group for the year ended December 31, 1995. It should be noted that none of the officers or directors have received cash from the Company as a form of compensation for performing their duties.

  Name of Individual         Capacities in     Cash
  or Number in Group         Which Served      Compensation<F1>
  ------------------         -------------     ----------------
All executive officers
and directors as a group
(5 persons)                                             $-0-

<F1>  Does not include 2,000,000 shares of the Company's Common
Stock that were approved for issuance but not yet issued to Page
Blakemore in consideration for his services during 1995 as President of the Company, nor does it include 350,000 shares of the Company's Common Stock that were approved for issuance but not yet issued to each of the directors, except for Mr.
Blakemore, in consideration for their serving as a director during 1995. None of the officers or directors have ever received cash as compensation for performing their duties.


      Horn Silver has no other employee profit sharing, pension, or retirement plans.

      (b)   Indebtedness of Management
            --------------------------

      No officer or director of Horn Silver has been indebted to the Company during the last fiscal year.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth, as of March 31, 1996, the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each director, and by all directors and officers as a group.


NAME AND ADDRESS OF      AMOUNT BENEFICIALLY         PERCENT
BENEFICIAL OWNER               OWNED                 OF CLASS

Page P. Blakemore, Sr.      28,011,493<F1>             23.9%
4735 Naniloa Drive
Salt Lake City, Utah  84117

Murray C. Godbe, III         3,135,500                  2.7%
807 Fifth Avenue
Salt Lake City, Utah  84102

Randall A. Mackey            2,730,000                  2.3%
1474 Harvard Avenue
Salt Lake City, Utah  84105

Walter Hoppe                 1,900,000                  1.6%
650 South 300 East, Apt. 403
Salt Lake City, Utah  84111

Warren M. Blakemore          1,525,000                  1.3%
422 L Street
Salt Lake City, Utah  84105

John P. Bogdanich               --                       --
2267 East Capricorn Way
Salt Lake City, Utah 84124

All directors and officers   37,302,293                31.8%
as a group (6 persons)

<F1>  Includes 1,540,000 shares owned by Basin and Range
Exploration, a Utah corporation, of which Page P. Blakemore, Sr.
is the President; and 3,000,000 shares owned by Cameron Mining
Company, a Utah corporation, of which Mr. Blakemore is the President. Mr. Blakemore has sole voting and investment power with respect to the shares owned by Basin and Range Exploration
Company and Cameron Mining Company.


ITEM 13.  Certain Relationships and Related Transactions

      In 1990, the Company entered into a joint exploration agreement with Cameron Mining Company ("Cameron") and Pab Oil & Mining, Inc. ("Pab") to conduct exploration work on mining properties in which Horn Silver has a carried working interest in the Taylor Mining District, White Pine County, Nevada. Cameron and Pub were required to make lease payments to Horn Silver in the amount of $150 each month. The agreement was terminated in December 1994. Page P. Blakemore, Sr., the President of Horn Silver, also serves as President of Cameron and a director of Pab. See "Item 1. Business - Organization and General Development."

      Randall A. Mackey, a director of the Company, is a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company. Legal fees and related costs paid to the firm for the year ended December 31, 1995 totaled $4,190. There were no legal fees paid to the firm during fiscal 1995 although the firm rendered legal services for the Company during that period.

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

      (a)   Financial Statements Filed

            Report of Independent Accountants

            Balance Sheet - December 31, 1995

            Statement of Operations - Years Ended December 31,
            1994, and 1995

            Statement of Stockholders Equity - January 1, 1994 to
            December 31, 1995

            Notes to Financial Statements

      (b)   Exhibits

            3.    A.*   Articles of Incorporation (Exhibit 3A to
                        Registration Statement on Form S-14, No
                        2-78284, filed March 29, 1983)

                  B.*   Bylaws (Exhibit 3A to Registration
                        Statement on Form S-14, No 2-78284, filed
                        March 29, 1983)

                  C.*   Specimen Stock Certificate (Exhibit 3A to
                        Registration Statement on Form S-14, No
                        2-78284, filed March 29, 1983)

            10.   A.*   Mining Lease with Frisco Rock, Inc.
                        (Exhibit 10B to Annual Report on Form
                        10-K, No. 0-9739, July 7, 1989)

                  B.*   Mining Lease with Dotson Exploration
                        Company (Exhibit 10B to Annual Report on
                        Form 10-K, No. 0-9739, November 24, 1995)

                  *     Exhibits so marked have heretofore been
                        filed with the Securities and Exchange
                        Commission as part of the filing
                        indicated and are incorporated herein by this reference.

      (c)   Reports on Form 8-K

                  Horn Silver has not filed any report on Form
                  8-K during the quarter for which this report is filed.

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                            Page
                                                            ----

      Independent Auditor's Report . . . . . . . . . . . .   F-1

      Balance Sheet, December 31, 1995 . . . . . . . . . .   F-2

      Statement of Operations for the two years ended
            December 31, 1995 . . . . . . . . . . . . . . .  F-3

      Statement of Stockholders' Equity, for the two
            years ended December 31, 1995 . . . . . . . . .  F-4

      Statement of Cash Flows for the two years ended
            December 31, 1995  . . . . .  . . . . . . . . .  F-5

      Notes to Financial Statements . .  . . . . . . . . .   F-6


                 HORN SILVER MINES, INC.

                    December 31, 1995

                  Financial Statements

                  HORN SILVER MINES, INC.

               Index to Financial Statements


                                                           Page
                                                           ----

Independent auditors' report                                F-1

Financial statements:

      Balance sheet, December 31, 1995                      F-2

      Statement of operations for the years ended
      December 31, 1995 and 1994                            F-3

      Statement of stockholders' deficit for the
      years ended December 31, 1995 and 1994                F-4

      Statement of cash flows for the years ended
      December 31, 1995 and 1994                            F-5

      Notes to financial statements                         F-6


                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Board of Directors and Stockholders of Horn Silver Mines, Inc.

            We have audited the balance sheet of Horn Silver Mines, Inc., as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horn Silver Mines, Inc., as of December 31, 1995, and the results of operations and cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Salt Lake City, Utah
April 17, 1996

                         HORN SILVER MINES, INC.

                              Balance Sheet

                            December 31, 1995


            Assets
            ------
Current assets - cash                           $    18,637
                                                  ---------
Property and equipment:
  Leasehold improvements                              5,634
  Structures and equipment                            8,441
                                                  ---------
                                                     14,075
   Less accumulated depreciation
         and amortization                            13,439
                                                  ---------
            Net property and equipment                  636

Other assets                                          1,571
                                                  ---------
            Total assets                         $   20,844
                                                  ==========

            Liabilities and Stockholders' Deficit
            -------------------------------------
Current liabilities:
  Accounts payable                             $     22,422
  Accrued liabilities due to related parties         29,279
                                                 ----------
            Total current liabilities                51,701
                                                 ----------
Commitments                                              -

Stockholders' deficit:
  Common stock, no par value.  200,000,000 shares
    authorized; 117,279,316 shares issued and
    outstanding                                    1,627,573
  Accumulated deficit                             (1,658,430)
                                                -------------
            Total stockholders' deficit              (30,857)
                                                -------------
            Total liabilities and
             stockholders' deficit               $    20,844
                                                 ============

See accompanying notes to financial statements.

                   HORN SILVER MINES, INC.

                   Statement of Operations

                                                Years Ended
                                               December 31,
                                          ----------------------
                                          1995        1994
                                          ----        ----
Revenue:
  Mineral royalties                     $ 15,900       17,200
  Interest                                   550          923
  Other income                               699          761
                                        --------       ------
      Total revenue                       17,149       18,884
                                        --------       ------
Expenses:
  General, administrative
    and exploration                       51,310       53,034
  Carrying costs for mineral leases          -          5,104
  Depreciation                               357          357
                                        --------       ------
      Total expenses                      51,667       58,495
                                        --------       ------
      Net loss                          $(34,518)     (39,611)
                                        ========      ========

Loss per common share                      $(.00)        (.00)
                                       =========      =======
Weighted average number of
shares outstanding                    116,707,337  112,442,004
                                      ===========  ===========


See accompanying notes to financial statements.

                         HORN SILVER MINES, INC.

                    Statement of Stockholders' Deficit

                       Common Stock
                        ------------        Retained
                   Shares       Amount      Deficit     Total
                   ------       ------      -------     -----
Balance, January
  1, 1994          110,444,641  $1,582,293  (1,584,301) (2,008)

Common stock
issued for
officers'
compensation
and directors'
fee valued at
approximately
$.0066 per share      3,400,000     22,525       -       22,525

Common stock
issued as
contingent
consideration
for assets
valued at
approximately
$.0066 per share
(see note 7)             24,050        159       -          159

Net loss                   -            -     (39,611)  (39,611)
                     -----------  ---------  ----------  --------
Balance, December
  31, 1994           113,868,691  1,604,977 (1,623,912)  (18,935)

Common stock
issued for
officers'
compensation
and directors'
fee valued at
approximately
$.0066 per share    3,400,000      22,525       -        22,525

Common stock
issued as
contingent
consideration
for assets
valued at
approximately
$.0066 per share
(see note 7)           10,625          71        -           71

Net loss                  -            -      (34,518)  (34,518)
                   -----------  ----------  -----------  --------
Balance, December
31, 1995           117,279,316  $1,627,573  (1,658,430)  (30,857)
                   ===========  ==========  ===========  ========

See accompanying notes to financial statements.

                         HORN SILVER MINES, INC.

                         Statement of Cash Flows

                                           Years Ended
                                           December 31,
                                           ------------
                                           1995      1994
                                           ----      ----

Cash flows from operating activities:
  Net loss                              $(34,518)   (39,611)
  Adjustments to reconcile net loss to
  net cash used in operating
  activities:
    Depreciation                             357        357
    Stock issued for services             22,596     22,684
    (Increase) decrease in:
      Accounts receivable                    -          215
    Increase (decrease) in:
      Accounts payable                     6,329        -
      Accrued liabilities                    543          5
                                          -------    -------
            Net cash used in
            operating activities          (4,693)   (16,350)
                                          -------     -------

Cash flows from investing activities        -          -
                                          -------    -------
Cash flows from financing activities        -          -
                                          -------    -------
            Net decrease in cash          (4,693)   (16,350)

Cash, beginning of year                   23,330     39,680
                                          -------    -------
Cash, end of year                       $ 18,637     23,330
                                          =======    =======


See accompanying notes to financial statements.

                     HORN SILVER MINES, INC.

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      Organization
            The Company was incorporated in 1971 under the laws of the State of Utah. The Company is a "junior" natural resource
Company whose activities are primarily acquisition, exploration and development of natural resources.

      Cash and Cash Equivalents
            For financial statement purposes, the Company considers all instruments with a maturity of less than three months to be cash equivalents.

      Property, Equipment and Mining Costs
            Expenditures for exploration of mineral properties are charged against income as incurred. Property acquisition costs and mine development costs incurred to expand capacity of operating mines, develop new ore bodies or develop new areas substantially in advance of current production are capitalized and charged to operations on the units-of-production method. Capitalized costs of abandoned projects or impaired properties are charged to operations in the year of abandonment.

            Corporate property and equipment are stated at cost. Acquisitions having a useful life in excess of one year are capitalized. Maintenance and repairs are expensed in the year incurred. Capitalized assets are depreciated by the straight-line method over estimated useful lives of the related assets, ranging from three to ten years.

      Income Taxes
            Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to accounting for mining properties.

      Loss Per Common Share
            Losses per common share are calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents which would be antidilutive are not included in the calculation.

      Use of Estimates in the Preparation of Financial Statements
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                     HORN SILVER MINES, INC.

(2)   Mineral Properties
      ------------------

            No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of December 31, 1995.

            The Company currently owns approximately 244 patented mining claims and approximately 20 unpatented mining claims covering approximately 6,000 acres located in Beaver County, Utah. The claims comprise most of the San Francisco Mining District. The two principal mines on the properties, which were productive in the past, are the Horn Silver and Cactus Mines.
The Horn Silver Mine, which represents a very small part of the overall acreage, shipped silver, gold, copper and lead until about 1930. The Cactus Mine, with a production history dating from 1910, shipped significant amounts of copper, gold and silver until about 1913. The Company also owns a one-half interest in the Imperial Mine, a once productive mine, and adjacent patented mining claims located in the San Francisco Mining District.

(3)   Commitments
      -----------

            The Company has entered into various cancelable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimum work requirements of approximately $100 per claim. Certain leases also have provisions allowing the Company to purchase all rights to the properties thereby reducing future commitments for royalty payments. The leases are cancelable at the Company's option at any time which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

            The Company leases its office facilities under an operating lease which requires payments of approximately $3,000 per year through January, 1997.

                     HORN SILVER MINES, INC.

(4)   Related Party Transactions
      --------------------------

            The Company has paid fees to a law firm in which one of its directors is a shareholder of approximately $3,778 for the year ended December 31, 1994.

            At December 31, 1995, the Company recorded a liability for officers compensation and directors fees and expense reimbursements to officers of approximately $29,000.

(5)   Income Taxes
      ------------

            The difference between income taxes at statutory rates for 1995 and 1994 and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit of the operating loss.

      Deferred tax assets at December 31, 1995 is as follows:


                                           1995        1994
                                           ----         ----
Operating loss carryforwards             $ 490,400    480,000
Valuation allowance                       (490,400)  (480,000)
                                          ---------   --------
                                          $     -         -
                                          =========   ========

      The company has net operating loss carryforwards of approximately $1,654,500, which begin to expire in the year 2000.
The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can utilized.

(6)   Supplemental Cash Flow Disclosure
      ---------------------------------

            Operations reflect actual amounts paid for interest and income taxes as follows for the years ended December 31:

                                          1995        1994
                                          ----        ----


Interest                                 $   -          -
                                          ======      ======
Income taxes                             $   -          -
                                          ======      ======

                     HORN SILVER MINES, INC.

(7)   Common Stock Issued for Assets
      ------------------------------

            During 1983, the Company acquired the assets of another mining company by offering to exchange Company shares of common stock for the common stock of this company. At the time this transaction was entered into, the other mining company could not produce a complete listing of all shareholders. Therefore, the exact number of shares to be issued could not be determined. However, management believes that any shares not exchanged when the transaction was originally entered into are not significant. During 1995 and 1994, 10,625 shares and 24,050 shares were issued to newly identified shareholders of this Company, respectively.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, Utah, on this 4th day of September, 1996.

                                    HORN SILVER MINES, INC.

                                    By:   Page P. Blakemore, Sr.
                                          President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                           TITLE                 DATE
Page P. Blakemore, Sr.     Chairman of the      September 4, 1996
                           Board, President,
                           Treasurer and
                           Director (Principal
                           Executive, Financial
                           and Accounting Officer)

Murray C. Godbe, III       Vice President and
                           Director             September 4, 1996

Warren M. Blakemore        Secretary and
                           Director             September 4, 1996

Walter Hoppe               Director             September 4, 1996

Randall A. Mackey          Director             September 4, 1996

John P. Bogdanich          Director             September 4, 1996


