Form 10-Q
period 1996-03-31
HORN SILVER MINES INC
filed 1996-09-27
CIK 48474

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                         FORM 10Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                Commission File
                                                 Number: 0-9736

                    HORN SILVER MINES, INC.
                  ---------------------------
                   Exact Name of Registrant.


          UTAH                                   87-0299832
- ---------------------------------           -------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number

700 Clift Building, 10 West Broadway
       Salt Lake City, Utah                            84119
- ----------------------------------------            ------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 322-5193
                                             ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X           NO
                    --------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, no par value            117,279,316
- ----------------------------------           ------------------
        Title of Class                       Number of Shares
                                             Outstanding as of
                                             March 31, 1996

                         HORN SILVER MINES, INC.

                            BALANCE SHEETS

                            March 31, 1996

                              ASSETS


Current Assets:

      Cash                                             $   16,932

Property and equipment

      Mining Properties and
        Purchase options                                      --

      Buildings and Equipment,
        Less Depreciation                                     548

Other Assets                                                1,571
                                                       ----------
                                                       $   19,051


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Officers & Directors Payable                     $   34,236

      Accounts Payable                                     22,422

      Accrued Expenses                                        612
                                                       ----------
                                                       $   57,270

Stockholders' Equity

      Common Stock, no par value, authorized
      200,000,000 shares; Issued & outstanding
      117,279,316                                      $1,627,573

      Deficit accumulated                              (1,665,742)
                                                       ----------
                                                       $  (38,219)
                                                       ----------
                                                       $   19,051

                      HORN SILVER MINES, INC.

                     STATEMENTS OF OPERATIONS
              AND CHANGES IN STOCKHOLDERS' EQUITY

[CAPTION]

           For the Three Months Ended, March 31, 1996

[S]                                                    [C]

Revenues

      Mining Lease Income                              $   2,000

      Oil and Gas Royalties                                  154

      Interest and Other Income                              109
                                                       ---------
                                                       $   2,263

Expenses

      Salaries and Wages                               $   2,100

      General and Administrative                           1,638

      Legal and Accounting                                   --

      Exploration Expenses                                   --

      Taxes and Licenses                                     167

      Directors' and Officer Fees                          5,631

      Depreciation                                            89
                                                       ---------
                                                       $   9,625
                                                       ---------

NET GAIN (LOSS)                                        $  (7,362)

BALANCE, STOCKHOLDERS' EQUITY,
  December 31, 1995                                    $ (30,857)
                                                       ---------
BALANCE, STOCKHOLDERS' EQUITY,
  March 31, 1996                                       $ (38,219)

[/TABLE]

                     HORN SILVER MINES, INC.


                     STATEMENT OF CASH FLOWS


        For the Three Month Period Ended, March 31, 1996


CASH FLOWS FOR OPERATING ACTIVITIES:

      Net Loss                                         $(7,362)

      Adjustments

            Depreciation                   $   89

            Increase in Accrued Taxes         (62)

            Increase in liability for
            Services to Directors and
            Officers                        5,630        5,657
                                           ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      None                                                --

CASH FLOWS FROM FINANCING ACTIVITIES:

      None                                                --
                                                       -------
Net Decrease in Cash and Cash Equivalents               (1,705)

Cash and Cash Equivalents at Beginning of Year         $18,637
                                                       -------
Cash and Cash Equivalents at End of Period             $16,932

                     HORN SILVER MINES, INC.

                  Notes to Financial Statements

                         March 31, 1996


(1)   Summary of Significant Accounting Policies
- ------------------------------------------------

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

      Effective January 1, 1994, the Company adopted the provision of SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

                     HORN SILVER MINES, INC.

(1)   Summary of Significant Accounting Policies - Continued
- ------------------------------------------------------------

Income Taxes - Continued
      Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements since there was no cumulative effect of the initial adoption on prior years' retained earnings. Additionally, there was no effect of the adoption of SFAS 109 upon income before taxes for fiscal year 1995.

(Loss) Per Common Share
      Losses per common share are calculated based on the weighted average number of shares of common stock outstanding during the period.

(2)   Mineral Properties
- ------------------------

      No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of March 31, 1996.

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

                     HORN SILVER MINES, INC.

(3)   Commitments
- -----------------

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

      The Company leases its office facilities under an operating lease which requires payments of approximately $7,800 per year through January, 1995. The Company has reduced the lease to $3,000 per year by eliminating space.

(4)   Related Party Transactions
- --------------------------------

      The Company has paid legal fees and related costs to a law firm in which one of its directors is a shareholder approximately $4,190 for the year ended December 31, 1994. There were no legal fees paid to the firm during fiscal 1995 although the firm rendered legal services for the Company during that period.

(5)   Income Taxes
- ------------------

      At December 31, 1994, the Company had net operating loss carryforwards available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,405,900 which begins to expire in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at March 31, 1996.

                     HORN SILVER MINES, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

Working capital decreased by $7,362 for a total deficit of $38,219 at March 31, 1996

Results of Operations
- ---------------------

Revenues increased by $736 in the first quarter of 1996 ($2,263) as compared to the first quarter of 1995 ($1,527). The increase was due mainly to an increase in mining lease payments received.

Expenses decreased in the first quarter of 1996 by $1,698
($9,625) as compared to the first quarter of 1995 (11,323). This decrease was mainly the result of reduced general and administrative expenses.

                     HORN SILVER MINES, INC.

                 (An Exploratory Stage Company)


                   PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

            Horn Silver Mines, Inc. is unaware of any threatened or pending litigation.

ITEM 2.     Change in Securities
            --------------------

            None

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            None

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

ITEM 5.     Other Information
            -----------------

            None

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            There are no exhibits and the Company has not filed any report on Form 8-K during the quarter for which this report is filed.


                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
                              Page P. Blakemore, Sr.
                              President and Treasurer
                              (Principal Executive and
                               Financial Officer)