Form 10KSB/A
period 1995-12-31
HORN SILVER MINES INC
filed 1996-11-04
CIK 48474

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                     AMENDMENT TO FORM 10-KSB

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from           to

                  Commission File Number 0-9739

                      Horn Silver Mines, Inc.
         (Name of small business issuer in its Charter)

     UTAH                                         87-0299832
-------------------------------            ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)             Identification Number)

701 Clift Building, 10 West Broadway
        Salt Lake City, Utah                           84111
----------------------------------------            -----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
including area code:                              (801) 322-5193
                                                  ---------------

     Securities registered pursuant to Section 12(b) of the Act:

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

         Yes   X          No
            ----------      ---------

   Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Amendment to Form 10-KSB
or any other amendment to the Form 10-KSB.   (X)

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

                HORN SILVER MINES, INC.
                 AMENDMENT TO FORM 10-KSB

              YEAR ENDED DECEMBER 31, 1995

                      TABLE OF CONTENTS

                         PART I

No.                                                              Page
---                                                              ----

Items 1 through 4*

                         PART II

Items 5 through 9*

                         PART III

Item 10 through 13*

Item 14 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . .  4


*Incorporated by reference from Form 10-KSB for period ending
December 31, 1995, as filed September 20, 1996.

                           PART III

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Financial Statements Schedules (incorporated by reference from Form 10-KSB for period ending December 31, 1995, as filed September 20, 1996.)

    (b)   Exhibits

          3.  Articles of Incorporation and Bylaws**

         10.  Material Contracts**

            **Exhibits so marked have heretofore been
              filed with the Securities and Exchange
              Commission as part of another filing as
              indicated in the Form 10-KSB for the period ending December 31, 1995, as filed
              September 20, 1996, and are incorporated herein by this reference.

         27.  Financial Data Schedule

    (c)  Reports on Form 8-K

         Horn Silver has not filed any report on Form 8-K during the quarter for which this report is filed.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, Utah, on this 4th day of November, 1996.

                                     HORN SILVER MINES, INC.

                                     By: Page P. Blakemore, Sr.
                                         President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                           TITLE                 DATE
Page P. Blakemore, Sr.     Chairman of the      November 4, 1996
                           Board, President,
                           Treasurer and
                           Director (Principal
                           Executive, Financial
                           and Accounting Officer)

Murray C. Godbe, III       Vice President and
                           Director             November 4, 1996

Warren M. Blakemore        Secretary and
                           Director             November 4, 1996

Walter Hoppe               Director             November 4, 1996

Randall A. Mackey          Director             November 4, 1996

John P. Bogdanich          Director             November 4, 1996
