Form 10-Q/A
period 1996-03-31
HORN SILVER MINES INC
filed 1996-11-22
CIK 48474

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                 AMENDMENT TO FORM 10Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996              Commission File
                                               Number: 0-9736

                HORN SILVER MINES, INC.
                -----------------------
                Exact Name of Registrant.


          UTAH                                  87-0299832
--------------------------------            ------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number

700 Clift Building, 10 West Broadway                   84119
        Salt Lake City, Utah
------------------------------------------          -----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 322-5193
                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES      X        NO
                    -----------     ----------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            117,279,316
-------------------------------------         ----------------
        Title of Class                        Number of Shares
                                              Outstanding as of
                                              March 31, 1996

                     HORN SILVER MINES, INC.
                      AMENDMENT TO FORM 10Q

                    QUARTER ENDED MARCH 31, 1996

                        TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements*


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations*


                  PART II - OTHER INFORMATION


                                                      Page No.
                                                      --------
Items 1 through 5*

Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Signature Page  . . . . . . . . . . . . . . . . . . . . . . 4



*Incorporated by reference from Form 10-Q for period ending March
31, 1996, as filed September 26, 1996.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The Company has not filed a report on Form 8-K during the quarter for which this report is filed. The exhibits for the quarter are as follows:

Exhibit
Number              Document Description
-------             --------------------

 27.                Financial Data Schedule.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           REGISTRANT

                    HORN SILVER MINES, INC.
                    -----------------------
                           Registrant


DATED:  November 22, 1996           By:  Page P. Blackmore, Sr.
                                         President and Treasurer
                                         (Principal Executive and
                                         Financial Officer)
                                          Officer)