Form 10QSB
period 1996-06-30
HORN SILVER MINES INC
filed 1996-11-25
CIK 48474

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D. C. 20549


                       FORM 10-QSB


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                 Commission File
                                                 Number: 0-9736

                     HORN SILVER MINES, INC.
    -------------------------------------------------------
    (Exact name of registrant as specified in this charter)


          UTAH                                   87-0299832
---------------------------------           ------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number


700 Clift Building, 10 West Broadway
       Salt Lake City, Utah                            84119
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number,
  including Area Code                        (801) 322-5193
                                            ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X           NO
                    ---------        ---------

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the close of the period
covered by this report:   121,779,316    Shares of Common Stock,
no par value.

                             1 of 10

                   HORN SILVER MINES, INC.

                        BALANCE SHEETS

                           June 30, 1996


                              ASSETS
                              ------

Current Assets:
    Cash                                         $   17,268
                                                 ----------

Property and equipment:

    Leasehold Improvements                            5,634
    Structures and Equipment                          8,441
                                                  ---------
                                                     14,075

    Less Accumulated Depreciation                    13,616
                                                  ---------

    Net Property and Equipment                          459

Other Assets                                          1,571
                                                  ---------

      Total Assets                                $  19,298
                                                  =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
Current Liabilities:
    Accounts Payable                             $   22,422
    Accrued Liabilities Due to Related Parties       17,343
    Accrued Expenses                                    369
                                                 ----------
       Total Current Liabilities                 $   40,137
                                                 ----------
Stockholders' Deficit:
    Common Stock, no par value.  200,000,000
    Shares Authorized, 121,779,316 Shares
    Issued and Outstanding                       $ 1,650,098

    Accumulated Deficit                           (1,664,934)
                                                 -----------
      Total Stockholders' Deficit                    (20,836)
                                                 -----------
      Total Liabilities and
         Stockholders' Deficit                   $    19,298
                                                 ===========

                            Unaudited
                             2 of 10

                      HORN SILVER MINES, INC.

                     STATEMENTS OF OPERATIONS
              AND CHANGES IN STOCKHOLDERS' EQUITY

                                       Six Period Ended
                                           June 30
                                      -----------------
                                       1996         1995
                                       ----         ----
REVENUES:

    Mining Royalties                 $ 11,500     $10,700
    Interest                              180         270
    Other Income                          427         360
                                     --------     -------
      Total Revenues                 $ 12,107     $11,336


EXPENSES:

    Salaries and Wages                  3,450       3,734
    General and Administrative          3,575       5,027
    Legal and Accounting                5,747         750
    Taxes and Licenses                    398         766
    Directors and Officer
       Compensation                    11,263      11,263
    Depreciation                          178         178
                                      -------     -------
                                       24,611      21,718
                                      -------     -------
NET LOSS                              (12,504)    (10,382)

Stock Issued to Directors/Officer      22,525      22,525
Balance, Stockholders' Equity,
   December 31                        (30,857)    (18,935)
                                     --------    --------
Balance, Stockholders' Equity,
    June 30                          $(20,836)   $(6,792)


                            Unaudited
                              3 of 10

                        HORN SILVER MINES, INC.

                        STATEMENT OF OPERATIONS

                                            Second Quarter
                                           1996         1995
                                           ----         ----
REVENUES:

      Mineral Royalties                    $ 9,500      $ 9,500
      Interest                                  71          136
      Other Income                             273          173
                                           -------      -------
            Total Revenues                   9,844        9,809

EXPENSES:

      Salaries and Wages                     1,350        2,100
      General and Administrative             1,937        2,240
      Legal and Accounting                   5,747          300
      Taxes and Licenses                       231          500
      Directors and Officer Compensation     5,631        5,631
      Depreciation                              89           89
                                           -------      -------

            Total Expenses                  14,985       10,860

NET LOSS                                   $(5,141)     $(1,051)


                              Unaudited
                               4 of 10

                     HORN SILVER MINES, INC.

                    STATEMENT OF CASH FLOWS
          For the Six Month Period Ended, June 30, 1996

CASH FLOWS FOR OPERATING ACTIVITIES:
  Net Loss                                       $(12,504)

  Adjustments

    Depreciation                     $   178
    Decrease in Accrued Taxes           (304)
    Decrease in Officer/Director
      Payable                        (11,263)
    Stock Issued for Services to
      Directors and Officers          22,525       11,136
                                    --------      -------
                                                 $ (1,368)

CASH FLOWS FROM INVESTING ACTIVITIES:

  None                                              --

CASH FLOWS FROM FINANCING ACTIVITIES:

      None                                          --
                                                 -------
Net Decrease in Cash and Cash Equivalents         (1,368)

Cash and Cash Equivalents at Beginning of Year   $18,636
                                                 -------
Cash and Cash Equivalents at End of Period       $17,268

                          Unaudited
                           5 of 10

                         HORN SILVER MINES, INC.

                     Notes to Financial Statements

                            June 30, 1996


(1)   Summary of Significant Accounting Policies
------------------------------------------------

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

                                6 of 10

                     HORN SILVER MINES, INC.

(1)   Summary of Significant Accounting Policies - Continued
------------------------------------------------------------

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

(2)   Mineral Properties
------------------------

      No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of June 30, 1996.

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

                               7 of 10

                 HORN SILVER MINES, INC.
           Notes to Financial Statements - Continued

(3)   Commitments
-----------------

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

      The Company leases its office facilities under an operating lease which requires payments of approximately $3,000 per year.

(4)   Related Party Transactions
--------------------------------

      The Company has paid legal fees and related costs to a law firm in which one of its directors is a shareholder of approximately $4,190 for the year ended December 31, 1994. There were no legal fees paid to the firm during fiscal 1995 although the firm rendered legal services for the Company during that period. The Company paid $850 in legal fees and related costs to the law firm in the second quarter of 1996.

(5)   Income Taxes
------------------

      At December 31, 1994, the Company had net operating loss carryforwards available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,620,000 which begins to expire in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at June 30, 1996.

                             8 of 10

                    HORN SILVER MINES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

   Working capital increased by approximately $10,900 for the six months ended June 30, 1996 for a total deficit of $20,836 at June
30, 1996.

Results of Operations
---------------------

   Revenues increased by $661 as of the six month period ended June 30, 1996 compared to the same period of time in the year 1995.
The increase was primarily due to the additional annual lease payment of $7,500 from Dotson Exploration on the Beaver Lake
Mining claims.

   Expenses increased by $2,893 for the six month period ended June 30, 1996 compared to the same period in 1995. This increase was primarily due to the payment of the past due legal and auditing fees during this period.

Results of Operations--Second Quarter
-------------------------------------

   Revenues were approximately identical for the second quarter of 1996 as compared to the same period of time in 1995.

   Expenses increased by approximately $4,125 in the second quarter of 1996 as compared to the same period in 1995. This increase was primarily due to the payment of the past due legal and auditing fees during this period.

                                9 of 10

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


Date: October 7, 1996
                               Page P. Blakemore, Sr.
                               President and Treasurer
                               (Principal Executive and
                                Financial Officer)

                            10 of 10

10QS-EDG.HSM