Form 10QSB
period 1996-09-30
HORN SILVER MINES INC
filed 1996-11-26
CIK 48474

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D. C. 20549


                       FORM 10-QSB


    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996            Commission File
                                                 Number: 0-9736

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
no par value.

                               1 of 10

                HORN SILVER MINES, INC.

                   BALANCE SHEETS

                 September 30, 1996

                       ASSETS
                       ------
Current Assets:

    Cash                                       $   14,004
                                               ----------

Property and equipment:

    Leasehold Improvements                          5,634
    Structures and Equipment                        8,441
                                                ---------
                                                   14,075

    Less Accumulated Depreciation                  13,705
                                                ---------

    Net Property and Equipment                        370

Other Assets                                        1,211
                                                ---------

      Total Assets                              $  15,590
                                                =========


      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Current Liabilities:

    Accounts Payable                           $   22,422
    Accrued Liabilities Due to Related Parties     22,974
    Accrued Expenses                                  366
                                               ----------
       Total Current Liabilities               $   45,762
                                               ----------

Stockholders' Deficit:

    Common Stock, no par value.  200,000,000
    Shares Authorized, 121,779,316 Shares
    Issued and Outstanding                     $ 1,650,098

    Accumulated Deficit                         (1,680,270)
                                               -----------
      Total Stockholders' Deficit                  (30,172)
                                               -----------
      Total Liabilities and
         Stockholders' Deficit                 $    15,590
                                               ===========

                            Unaudited
                             2 of 10

                      HORN SILVER MINES, INC.

                     STATEMENTS OF OPERATIONS
              AND CHANGES IN STOCKHOLDERS' EQUITY

                                  Nine Month Period Ended
                                      September 30
                                  -----------------------
                                     1996         1995
                                     ----         ----
REVENUES:

    Mining Royalties               $ 13,100     $12,300
    Interest                            252         409
    Other Income                        561         477
                                   --------     -------
      Total Revenues               $ 13,913     $13,186


EXPENSES:

    Mineral Lease Expenses            1,216       1,216
    Salaries and Wages                4,800       5,488
    General and Administrative        4,211       7,021
    Legal and Accounting              7,789       l,050
    Taxes and Licenses                  576         918
    Directors and Officer
       Compensation                  16,894      16,894
    Depreciation                        267         267
                                    -------     -------
                                     35,753      32,854
                                    -------     -------
NET LOSS                            (21,840)    (19,669)

Stock Issued to Directors/Officer    22,525      22,525
Balance, Stockholders' Equity,
   December 31                      (30,857)    (18,935)
                                   --------    --------
Balance, Stockholders' Equity,
    June 30                        $(30,172)   $(16,078)

                            Unaudited
                              3 of 10

                     HORN SILVER MINES, INC.

                     STATEMENT OF OPERATIONS

                                           Third Quarter
                                         1996        1995
                                         ----        ----
REVENUES:

      Mineral Royalties                  $ 1,600     $ 1,600
      Interest                                72         139
      Other Income                           134         113
                                         -------      -------
            Total Revenues                 1,806       1,852

EXPENSES:

      Mineral Lease Expenses               1,216       1,216
      Salaries and Wages                   1,350       2,100
      General and Administrative           1,188       2,026
      Legal and Accounting                 2,042         300
      Taxes and Licenses                     177         461
      Directors and Officer Compensation   5,631       5,631
      Depreciation                            89          89
                                         -------      ------
            Total Expenses                11,693      11,823
                                         -------     -------
NET LOSS                                 $(9,887)    $(9,971)

                              Unaudited
                               4 of 10

                    HORN SILVER MINES, INC.

                    STATEMENT OF CASH FLOWS
          For the Nine Month Period Ended, September 30, 1996

CASH FLOWS FOR OPERATING ACTIVITIES:

  Net Loss                                     $(21,840)

  Adjustments

    Depreciation                   $   178
    Decrease in Accrued Taxes         (308)
    Decrease in Officer/Director
      Payable                       (5,631)
    Stock Issued for Services to
      Directors and Officers        22,525
   Decrease in Other Assets            360       17,213
                                  --------      -------
                                               $ (4,627)

CASH FLOWS FROM INVESTING ACTIVITIES:

  None                                            --

CASH FLOWS FROM FINANCING ACTIVITIES:

      None                                        --
                                               -------
Net Decrease in Cash and Cash Equivalents       (4,627)

Cash and Cash Equivalents at Beginning of Year $18,636
                                               -------
Cash and Cash Equivalents at End of Period     $14,009

                          Unaudited
                           5 of 10

                         HORN SILVER MINES, INC.

                     Notes to Financial Statements

                          September 30, 1996


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

(2)   Mineral Properties
------------------------

      No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of September 30, 1996.

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

                               7 of 10

                 HORN SILVER MINES, INC.
           Notes to Financial Statements - Continued

(3)   Commitments
-----------------

      The Company has entered into various cancelable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimum work requirements of approximately $100 per claim. Certain leases also have provisions allowing the Company to purchase all rights to the properties, thereby reducing future commitments for royalty payments. The leases are cancelable at the Company's option at any time which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

      The Company leases its office facilities under an operating lease which requires payments of approximately $3,000 per year.

(4)   Related Party Transactions
--------------------------------

      The Company has paid legal fees and related costs to a law firm in which one of its directors is a shareholder approximately $4,190 for the year ended December 31, 1994. There were no legal fees paid to the firm during fiscal 1995 although the firm rendered legal services for the Company during that period. The Company paid $850 in legal fees in 1996, but no fees were paid to the firm in the third quarter of 1996.

(5)   Income Taxes
------------------

      At December 31, 1995, the Company had net operating loss carryforwards available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,630,000 which begins to expire in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at September 30, 1996.

                             8 of 10

                    HORN SILVER MINES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

   Working capital increased by approximately $785 for the nine months ended September 30, 1996 for a total deficit of $30,172.

Results of Operations
---------------------

   Revenues increased by $727 as of the six month period ended
September 30, 1996 compared to the same period of time in the
year 1995.   The small increase was primarily due to additional
lease payments.

   Expenses increased by $2,899 for the nine month period ended
September 30, 1996 compared to the same period in 1995. This increase was primarily due to the payment of the past due legal and auditing fees during this period.

Results of Operations--Third Quarter
-------------------------------------

   Revenues were approximately identical for the third quarter of 1996 as compared to the same period of time in 1995.

   Expenses decreased slightly by only $130 in the third quarter of 1996 as compared to the same period in 1995. Salaries/wages and general/administrative expenses decreased while legal and accounting fees increased to create the difference.

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


Date:  November 26, 1996


                             Page P. Blakemore, Sr.
                             President and Treasurer
                             (Principal Executive and
                              Financial Officer)

                            10 of 10