Form 10KSB/A
period 1995-12-31
HORN SILVER MINES INC
filed 1997-01-17
CIK 48474

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        Form 10-KSB/A-2
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

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

Item 4.     Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . . . . . 10



                             PART II


Item 5.     Market for the Registrant's Common Stock and Related
            Stockholder Matters . . . . . . . . . . . . . . . 10

Item 6.     Selected Financial Data . . . . . . . . . . . . . 11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . 11
            Liquidity and Capital Resources . . . . . . . . . 11
            Results of Operations . . . . . . . . . . . . . . 11
              Year Ended December 31, 1995 Compared
                to Year Ended December 31, 1994 . . . . . . . 11
              Year Ended December 31, 1994 Compared
                to Year Ended December 31, 1993 . . . . . . . 12

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


                                      Tanner & Co.

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
