Form 10KSB
period 1996-12-31
HORN SILVER MINES INC
filed 1997-05-28
CIK 48474

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                        Form 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1995, or

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from       to

                Commission File Number 0-9739

                  Horn Silver Mines, Inc.
      (Name of small business issuer in its charter)

     UTAH                                           87-0299832
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

4444 South 700 East, Suite 204                     84107
Salt Lake City, Utah                            (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code:
                         (801) 281-5656

   Securities to be registered under Section 12(g) of the Act:

                                          Name of each exchange
Title of each Class                       on which registered
-------------------                       ---------------------
    None                                          None

   Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value
                         (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Registrant's revenues for its most recent fiscal year were $14,092.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1997 was approximately $506,000 calculated using a per share price of $.125.

  As of March 31, 1997, Registrant had outstanding 6,088,966 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Preliminary Proxy Statement, as filed on February 7, 1997, and exhibits thereto are incorporated by reference.

   Transitional Small Business Disclosure Format (check one):
   Yes [ ]  No [X]

                       HORN SILVER MINES, INC.
                         INDEX-FORM 10-KSB


                               PART I

                                                       Page

Item 1.  Description of Business . . . . . . . . . . .   1

Item 2.  Description of Properties . . . . . . . . . . . 8

Item 3.  Legal Proceedings . . . . . . . . . . . .  . . 11

Item 4.  Submission of Matters to a Vote
         of Security Holders . . . . . . . . . . . . . .11

                               PART II

Item 5.  Market for the Common Equity and
         Related Stockholder Matters. . . . . . . . . . 12

Item 6.  Management's Discussion and Analysis
         or Plan of Operations. . . . . . . . . . . . . 12

Item 7.  Financial Statements and
         Supplementary Data . . . . . . . . . . . . . . 13

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure. . . .  . . . . . . . . . 14



                            PART III


Item 9.  Directors, Executive Officers,
         Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act . . . . 14

Item 10. Executive Compensation . . . . . . . . . . . . 15

Item 11. Security Ownership of Certain Beneficial
         Owners and Management . .  . . . . . . . . . . 16

Item 12. Certain Relationships and Related
         Transactions . . . . . . . .  . . . . . . . . .17


                          PART IV

Item 13. Exhibits and Reports on Form 8-K . . . . . . .17

Signatures

Index to Financial Statements and Schedules

                              PART I

ITEM 1.  Description of Business

Organization and General Development

       Horn Silver Mines, Inc. (hereinafter referred to as the "Company") engages principally in mining and in the acquisition, exploration, and development of interests in mineral properties located primarily in Utah and Nevada. In addition, the Company has a royalty interest in developed oil and gas properties located in Oklahoma. The Company was incorporated under the laws of the State of Utah in 1971. The executive offices of the Company are located at 4444 South 700 East, Suite 204, Salt Lake City, Utah 84107.

       From the time of its incorporation in 1971 until mid 1974, the Company was essentially inactive. During that period of time, negotiations were carried out to acquire mining properties, but none of the transactions was concluded. In July, 1974, the Company negotiated the acquisition of two mining contracts to mine and operate the old Horn Silver Mine properties consisting of 244 patented mining claims located near Frisky, Utah, in the San Francisco Mining District in Beaver County, Utah (the "Horn Silver Mine properties") from Cameron Mining Company ("Cameron"), an affiliated corporation. Cameron agreed to transfer its contract rights to operate these properties consisting of approximately 4,100 acres and the results of its exploration efforts to the Company in exchange for the issuance of 75,000 shares of the Company's Common Stock.

       The Horn Silver Mine properties were formerly owned 60% by Tintic Mineral Resources, Inc. ("Tintic"), a Utah corporation, and 40% by Wangenheim and Wanger, a California limited partnership. The Company obtained an option to purchase the Wangenheim's 40% interest in the properties for $200,000 and used the proceeds from a public offering of the Company's Common Stock in August, 1980, to exercise the option. The Company acquired the remaining 60% interest in the properties from Tintic as a result of a merger with Tintic which was completed in June, 1983.

       The Company purchased milling equipment and a right to lease a patented millsite adjoining the Horn Silver Mine properties from Tintic in 1974. The Company also acquired the right to use a mineshaft in an adjoining mine owed by Tintic to the 800 foot level where a crosscut provides access to the old Horn Silver Mine. In exchange for these rights, the Company issued 200,000 shares to Tintic.

       On August 12, 1980, the Company completed a Regulation A offering of its Common Stock. The Company sold the entire offering of 2,500,000 shares at a price of $0.02 per share. From this offering, the net cash proceeds to the Company, after deducting underwriting commissions and other expenses of the offering, was $815,800. The Company used $200,000 of the net proceeds to exercise the option to purchase a 40% interest in 244 mining claims from Wangenheim & Wanger.

       On June 30, 1983, the stockholders of the Company approved a proposed merger between the Company and Tintic. As a result of the approval of the merger, Tintic was merged into the Company. The Company became the surviving corporation and, under the terms of the Merger Agreement, the holders of Tintic Common Stock became entitled to five shares of the Company Common Stock for each of their shares of Tintic Common Stock. The principal asset of Tintic was a 60% interest in the Horn Silver Mine properties.

       On December 5, 1988, the Company entered into a Mining Lease and Operating Agreement with Arapahoe Mining Corporation ("Arapahoe"), a Canadian mining company, which provides for the exploration and, if warranted, the development and mining on the patented mining claims which comprise the Horn Silver Mine properties. On February 1, 1991, the Company entered into an Amended Mining Lease and Operating Agreement with Arapahoe, the terms of which are identical in most respects to the initial agreement. The Company terminated the Amended Mining Lease and Operating Agreement as of September 1, 1992, due to Arapahoe's failure to make the required lease payments to the Company thereunder. During the period from December 5, 1988 to September 1, 1992, Arapahoe expended over $1,200,000 for exploration and development work on the Horn Silver Mine properties. See "Item
1. Business - Mining Lease and Operating Agreement with Arapahoe Mining Corporation," "Exploration and Development Activities in 1989," "Exploration and Development Activities in 1990," and "Exploration and Development Activities in 1991."

       In 1989, the Company acquired a one-half interest in the Imperial Mine and adjacent patented mining claims that adjoin the Horn Silver Mine properties and located approximately 200 new mining claims covering approximately 4,000 acres which are contiguous to the Horn Silver Mine properties. The Imperial Mine consists of seven patented mining claims covering 105 acres. In 1990, the Company located an additional 25 new mining claims covering approximately 500 acres which are also contiguous to the Horn Silver Mine properties. See "Item 1. Business - Exploration and Development Activities in 1989" and "Exploration and Development Activities in 1990."

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

       On April 28, 1994, the Company entered into a mining lease with Dotson Exploration Company ("Dotson Exploration"), a Utah mining company, which conveyed to Dotson Exploration the right to conduct exploration and, if warranted, development and mining activities on 13 patented lode mining claims covering 219 acres located in Beaver Lake Mining District. In the event any ores are mined from the mining properties, Dotson Exploration agrees to pay to the Company a 5% royalty on all ores mined from the properties. Dotson Exploration also agrees to pay the Company $10,000 in advance royalties upon execution of the lease, with annual payments thereafter of $7,500 per year. The lease was subsequently transferred by Dotson Exploration to Centurion Mines Corporation ("Centurion"). Centurion conducted an extensive drilling program on the mining properties in 1994, 1995 and 1996. See "Item I. Business - Exploration and Development Activities in 1994," "Exploration and Development Activities in 1995," and "Exploration and Development Activities in 1996."

       On October 8, 1996, the Company entered into an option agreement (the "Option Agreement") with PAB Oil & Mining, Inc. ("PAB"), a Utah-based mining company. Under the terms of an Option Agreement, which was approved at the Company's recent Annual Meeting of Shareholders held on March 28, 1997, PAB was granted the right to purchase shares of the Company's Common Stock for $850,000, such that after the issuance of the shares PAB would hold 75% of the Company's outstanding Common Stock. The proceeds from the sale of the Company's stock to PAB will be used to finance a major exploration and development program on the Company's mining properties.

       The planned exploration and development program includes reopening and repairing the main access shaft of the Horn Silver Mine located on the Company's mining properties and reopening the main 650-foot haulage level of the mine. Specific exploration and development activities planned for fiscal 1997 include the installation of a double drum hoist, rehabilitation of the existing headframe, installation of piping for water and compressed air in the main access shaft and the main 650-foot haulage level, replacement of the underground track, replacement of timber in the main 650-foot haulage level, and any additional work required to place the access shaft and 650-foot haulage level in an operable condition. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc."

       At the Company's Annual Meeting of Shareholders held on March 28, 1997, the shareholders approved a 1-for-20 reverse stock split of the Company's Common Stock and amendments to the Company's Articles of Incorporation to reduce the authorized shares of Common Stock from 200,000,000 shares to 30,000,000 shares, and to exchange the par value of Common Stock from no par value to $.001 par value. All references in this Form 10-KSB to number of shares of Common Stock, except as otherwise indicated, have been adjusted to reflect the 1-for-20 stock split. References in the Form 10-KSB also reflect the approval of the amendments to the Company's Articles of Incorporation at the Annual Meeting.

       In addition to the Horn Silver Mine and adjoining properties and the carried working interest in undeveloped properties located in Nevada, the Company owns a royalty interest in developed oil and gas properties in Oklahoma. See "Item 2.
Properties - Osage Oil Field, Osage County, Oklahoma."

Ore Occurrences and Possible Metallurgical Treatment Methods

       The principal property of the Company is a wholly-owned interest in the Horn Silver Mine properties located in Beaver County, Utah, which includes the Company and Cactus Mines, as well as several smaller mines that were productive in the past. These mines have produced significant amounts of silver, lead, copper, zinc and gold. These minerals, which have been mined in the past from the properties, exist in both the oxidized and sulfide state. Treatment of a given mineral is dependent upon its physical and chemical character.

       Silver ores, together with lead, zinc and copper ores, have been produced in the past from several localities on the Horn Silver Mine properties. The sulfide lead-silver ores, such as those previously mined in the hypogene portion of the properties, are ordinarily ground in a mill, after which the lead and zinc are separated by selective flotation with the silver often accompanying the lead. The oxidized lead-silver ores are sent directly to smelters. Bonification of oxidized lead-silver ores generally result in low recovery and known hydrometallurgical methods are complex and expensive.

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

Option Agreement with PAB Oil & Mining, Inc.

       On October 8, 1996, the Company entered into an Option Agreement with PAB Oil & Mining, Inc. ("PAB"). Upon execution of the Option Agreement, PAB paid $25,000 to the Company to be used for general and administrative expenses, including expenses related to a shareholders meeting to approve the Option Agreement. Under the terms of the Option Agreement, PAB is granted the right to purchase shares of the Company's Common Stock, in consideration for the payment of an additional $175,000, so that after the issuance of the shares, PAB will own 25% of the Company's outstanding Common Stock. PAB is required to exercise this initial option within 18 months from the date of the Option Agreement, or on or before April 7, 1998.

       In the event that PAB exercises the initial option by paying an additional $175,000 to the Company, the Company is required to use the funds, to the extent of not more than $100,000, to rehabilitate the main access shaft of the Horn Silver Mine located on the Company's mining properties in Milford, Utah, and the main 600 foot haulage level, including the installation of an approved double-drum hoist, rehabilitation of the existing headframe, installation of piping for water and compressed air in the shaft and the main 650 foot haulage level, replacement of the underground track where needed, replacing any timbering in the main 650 foot haulage level where required, and whatever additional work is required to place the shaft and the main 650 foot haulage level in an operable condition. The required work to rehabilitate the main access shaft of the Horn Silver Mine must be performed by reputable independent mining contractors selected by the Company's Board of Directors on the basis of experience, ability and cost.

       The Option Agreement also grants to PAB a second option to purchase additional shares of the Company's Common Stock from the Company, in consideration for the payment to the Company of an additional $650,000, so that after the issuance to PAB of the initial shares and these additional shares of Common Stock, PAB will hold 75% of the Company's issued and outstanding Common Stock. This additional option must be exercised within 66 months from the date of the Option Agreement, or on or before April 7, 2002.

       The Option Agreement further provides that PAB may make partial payments toward the second option and PAB shall be issued, on a quarterly basis, shares of the Company's Common Stock commensurate with the degree to which PAB has provided the entirety of the option payment. All shares of the Company's Common stock issued to PAB under the two options are restricted and issued for investment purposes only, with each certificate issued bearing an appropriate legend to that effect.

       As PAB makes payments to the Company under the second option, the Company is required to use the funds to further explore and develop the Horn Silver Mine properties. Finally, the terms of the Option Agreement allow PAB to appoint at least two of the six members of the Company's Board of Directors, one of whom shall also be named as an officer of the Company. This right shall continue throughout the option periods unless PAB elects to terminate the Option Agreement.

       The proceeds from the sale of Common Stock to PAB will be used to finance a major exploration development program on the Company's mining properties. The planned exploration and development program will include reopening and repairing the main access shaft of the Horn Silver Mine located on the Company's mining properties in Milford, Utah and reopening the main 650-foot haulage level of the mine.

       Specific exploration and development activities planned for fiscal 1997 include the installation of a double drum hoist, rehabilitation of the existing headframe, installation of piping for water and compressed air in the main access shaft and the main 650-foot haulage level, replacement of the underground track, replacement of timber in the main 650-foot haulage level, and any additional work required to place the access shaft and 650-foot haulage level in an operable condition.

Exploration and Development Activities in 1989

       During 1989, Arapahoe Mining Corporation ("Arapahoe") expended over $700,000 for exploration and development activities on the south end of the Horn Silver Mine properties. This work included the preparation of new topographic and aerial maps, the construction of several miles of new roads, drill site preparations, the excavation of test trenches, drilling, geophysical exploration and sampling. New mining properties covering approximately 4,000 acres were located by the Company contiguous to the Horn Silver Mine properties. These mining properties consisted at the time of approximately 200 unpatented mining claims and two Utah State mineral leases. These new properties have been included with the mining claims which are subject to the Amended Mining Lease and Operating Agreement with Arapahoe.

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

       One additional major development in 1989 was the acquisition by the Company for cash of a one-half interest in the Imperial Mine and adjacent patented mining claims. This group of claims is enclosed by the Horn Silver Mine properties and contains large reserves of sulfide copper ore, as well as important tunnel sites which provide an opportunity to initiate bulk mining operations into the adjoining Horn Silver Mine properties. The new road that was constructed by Arapahoe links the Horn Silver Mine with the Imperial Mine and adjacent claims affording access and drill sites on properties previously accessible only by horseback.

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

       New mining properties covering approximately 500 acres were located in 1990 by the Company contiguous to the Horn Silver Mine properties. These new mining properties consist of 25 unpatented mining claims. These new properties have been included with the mining claims which are subject to the Amended Mining Lease and Operating Agreement. As a result of the new mining properties, the Company's claim-acreage has increased to approximately 8,600 acres.

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

       Other exploration activities during 1990 included drilling and surface mapping of the Washington claim, which contains a large amount of wollastonite (fibrous calcium silicate). The claim was delineated and found to contain in excess of one million tons of wollastonite. Wollastonite is in considerable demand as a substitute for asbestos.

Exploration and Development Activities in 1991

       During 1991, Arapahoe expended over $150,000 for exploration and development activities on the Horn Silver Mine properties. The work included preparation of geological maps, drill site preparations, excavation of test trenches, extensive geochemical sampling, and construction of a new road. In addition, Page P. Blakemore, Sr., who was then President of the Company, personally spent an additional $10,000 for the preparation of four drill sites and for the drilling of three rotary holes in the altered intrusive area east of the Cactus ore body (at the northwest corner of the Horn Silver Mine properties). This work was performed at Mr. Blakemore's expense without reimbursement by the Company. All three of the holes that were drilled exhibited large amounts of pyrite and were anomalous in copper, zinc, gold, silver and other heavy metals, but contained no commercial grade mineralization.

       In constructing the new road from Frisco Pass south to Indian Grave Peak, numerous structures were cut that eventually will be explored. These new structures contain copper and gold mineralization in quartz veins, veins of specularite, bodies of jasperoid in limestone and considerable amounts of contact metamorphic rocks developed between blocks of limestone and the late intrusive quartz monzonite. None of these exposures had previously been mapped because of the vegetation and scree. The new road will give access to several previously discovered but unexplored mineralized breccia pipes that are planned as drilling targets during 1992.

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

Exploration and Development Activities in 1993

       During 1993, the Company conducted exploration work on its mining properties in the Beaver Lake Mining District and the San Francisco Mining District. The exploration activities conducted in the Beaver Lake Mining District included construction of approximately three miles of access roads, preparation of four drill sites, stripping of various copper bearing outcrops, and drilling of a hole about 500 feet in depth. The hole was drilled in order to establish the presence of copper on the properties. The core analysis revealed copper mineralization from the surface to about 500 feet in depth. The exploration activities conducted in the San Francisco Mining District included the rehabilitation of the two main trans-montane roads that cross the San Francisco Mountain Range, which had been damaged by the winter weather.

       Also in 1993, Dotson Exploration Company ("Dotson Exploration"), which has performed exploration and development work on the Horn Silver Mine properties in the past for Arapahoe, performed exploration work on the mining properties in the Beaver Lake Mining District. Included among the exploration activities by Dotson Exploration during this period were the construction of about three miles of access roads to an otherwise inaccessible group of mining claims and the drilling of three holes three miles northwest of the OK Copper Mine. All three of the holes that were drilled exhibited copper mineralization.

       In addition to exploration activities in the Beaver Lake Mining District, the Company conducted excavation work during 1993 at the north end of the open pit area on the Horn Silver Mine properties, which is located near the King David Mine shaft. The excavation work revealed a flat fault that displaced the mineral zone to the north and east suggesting the possible existence of near surface mineralization, which has been previously undiscovered.

       In addition to the above exploration activities, the Company also examined more than 50 gold prospects in the states of Arizona, Nevada and California in 1993. The Company desires to acquire additional mining properties at favorable terms which can, in turn, be leased or sold to major mining companies, with the Company receiving advanced payments and retaining a royalty interest. Negotiations are currently in process to obtain leases under such terms and conditions on two mining properties the Company had examined in Mohave County, Arizona. Metallurgical testing was conducted during 1993 on ores from the Horn Silver Mine properties and on the ore samples gathered from the various properties examined in Arizona, Nevada and California.

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

       In addition to the above activities, the Company continued examining various properties for gold prospects in the states of Arizona, Nevada, and California in 1994. The Company also negotiated with different companies interested in the zinc deposits on the Horn Silver Mine properties, the wollastonite deposits in Loeber Gulch, the marble quarry owned by the Company, and the copper porphyry possibilities southeast and northwest of the Cactus Mine. The Company actively sought joint venture opportunities with other companies interested in developing the mining properties owned by the Company.

Exploration and Development Activities in 1995.

       During 1995, Centurion continued its drilling program on the Company's mining properties in the Beaver Lake Mining District, including the OK Copper Mine as well as on other properties surrounding the Company's Beaver Lake mining properties. The Company's mining properties on which Centurion conducted its drilling activities are covered by the lease originally entered into with Dotson Exploration that was later assigned to Centurion. As a result of the drilling program, Centurion has announced the discovery of a major porphyry ore body on its properties in the Beaver Lake Mining District containing more than 50 million pounds of copper. Also during 1995, Centurion continued with its plans to construct a treatment plant on its Beaver Lake mining properties to extract copper from the ore using a solvent extraction-electrowinning method to produce high grade copper. Centurion has filed applications with federal and state agencies to obtain the requisite permits to construct a treatment plant.

       The Company was unable to conduct any exploratory or development activities on its other properties during 1995 on account of the limited funds the Company has available for any further exploration or development activities. The Company continued to examine various properties for gold prospects in the states of Arizona, Nevada and California in 1995. The Company also continued to actively seek joint venture opportunities with other companies interested in developing the mining properties owned by the Company.

Exploration and Development Activities in 1996.

       During 1996, the Company was unable to conduct any significant exploration or development activities on its mining properties due to the lack of sufficient funds. However, Centurion continued its exploration activities on the Company's mining properties during the year, where it had previously announced the discovery of a major porphyry ore body. Centurion has filed applications with federal and state agencies to obtain the requisite permits to begin open pit mining operations and to construct a treatment plant on its Beaver Lake mining property to extract copper from the ore using a solvent extraction-electrowinning method to produce high grade copper. About 80% of the ore Centurion has developed to date on its Beaver Lake properties is located within the Company's mining properties in the Beaver Lake Mining District.

       Also during 1996, the Company entered into an option agreement (the "Option Agreement") with PAB Oil & Mining, Inc., which was approved by the Company's shareholders at the Annual Meeting of Shareholders held on March 28, 1997. The Option Agreement grants PAB an option to purchase shares of the Company's Common Stock. The proceeds from the sale of the Company's stock will be used to finance a major exploration and development program on the Company's mining properties. See "Item 1. Business - Option Agreement with PAB Oil & Mining."

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

       Commencing in 1972, various federal, state and local environmental laws and regulations began to have a significant impact on the mining industry in Utah, where the Horn Silver Mine properties are located, and elsewhere in the Western States. At the present time, there is only one smelter in the Western States, which is operating at full capacity. Several smelters, which had been buyers of custom mineralization from independent mines located in Utah, are now closed. Thus, there presently exists no nearby market for the types of ore which the Company is seeking to develop.

       In addition to the uncertainty surrounding the eventual development of commercial mineralization on the Company's properties, the success of any mining operation which might be conducted is dependent upon the price of minerals on the domestic and world markets, which is subject to fluctuation, in part as a result of actions by central banks and government policies.

Government Regulation

       Any exploration, rehabilitation, and development programs of the Company, as well as any commercial production which might be warranted, will be subject to extensive federal, state and local laws and regulations controlling not only the exploration for viable minerals in the ground, the condition of the shafts and the nature of milling and leaching operations, but also the possible environmental effects of water and particle contaminant discharges resulting from the Company's activities. No environmental impact studies have been performed by the Company, and there is no assurance that environmental or safety standards more stringent than those presently in effect will not be imposed in the future. At present, in the opinion of the Company, the current and immediately proposed activities of the Company are such that no compliance problems are anticipated.

Employees

       As of March 31, 1997, the Company had one part-time employee, a secretary, who performs clerical work for the Company. All other work, legal and accounting, is performed on a fee basis. The Company's activities in connection with the acquisition, exploration and development of mining and other mineral properties and the negotiation with potential joint venture partners are now conducted principally by John P. Bogdanich, the newly elected President, Chief Executive Officer and Treasurer of the Company, who also serves as President of PAB Oil & Mining, Inc. See "Item 10. Directors and Executive Officers of the Registrant." Murray C. Godbe, III, Vice President and a director of the Company, will assist Mr. Bogdanich from time to time with the planned exploration and development program on the Company's mining properties. The Company presently has no plans to expand its staff.

ITEM 2.  Description of Properties

General

       The Company currently owns 244 patented mining claims and approximately 20 unpatented mining claims covering approximately 6,000 acres located in Beaver County, Utah. The claims comprise most of the San Francisco Mining District. The two principal mines on the properties, which were productive in the past, are the Horn Silver and Cactus Mines. The Horn Silver Mine, which represents a very small part of the overall acreage, shipped silver, gold, copper and lead from one breccia pipe and was one of the largest producers of silver in the United States until about 1930. The Cactus Mine, with a production history dating from 1910, shipped significant amounts of copper, gold and silver until about 1913. The Company also owns a one-half interest in the Imperial Mine, a once productive mine, and adjacent patented mining claims located in the San Francisco Mining District. In addition to the foregoing mining properties, the Company has a carried working interest in undeveloped mining properties located in Nevada and a royalty interest in developed oil and gas properties located in Oklahoma. There are no proven reserves on any of the Company's properties.

Horn Silver Mine Properties, Milford County, Utah

       The Horn Silver Mine properties consist of patented and unpatented mining claims, which are currently wholly owned by the Company. The properties are located in the San Francisco Mining District in Beaver County, Utah, approximately 15 miles west of the town of Milford. The San Francisco Mining District was formed in the 1880's. It consists of a mountain range about 15 miles long and three to five miles wide trending in a north-south direction located some 230 miles south of Salt Lake City, Utah, and about 15 miles west of Milford, Utah. The Company's primary property interests are located in this district and were originally mined for their silver, gold, lead, zinc and copper content. Production lasted from the 1880's until about the early 1920's when economic circumstances stopped production. Less significant production occurred after that time on an intermittent basis and during World War II when metals were produced under government subsidies. No significant production has occurred since 1947.

The Horn Silver Mine

       The San Francisco Mining District was organized in 1871, but attracted little attention until the discovery of the Horn Silver Mine by James Ryan and Samuel Hawkes in 1875. Ryan and Hawkes subsequently sold the mine to Campbell, Cullen, Ryan and Byram. They extracted 25,000 tons of high grade lead silver ore and had developed the mine to a depth of about 280 feet. They then sold the mine to Horn Silver Mining Company, which was incorporated under Utah law in 1879. Two smelters were constructed near Frisco, a townsite near the mine. The mine operated continuously until 1885, with the mineralization material being smelted at the two plants.

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

The Cactus Mine

       The Cactus Mine is located on the Company's patented claims near the northern boundary of the properties. It was discovered in 1870. During the 1880's, a French company constructed a charcoal fired smelter near the outcrop which produced an unknown amount of blister copper. The ore was mainly primary sulfides with refractory achieved at the relatively low temperatures, leading to abandonment of the operation.

       In 1900, the mine was acquired by Samuel Newhouse, who built an 1,000 ton per day concentrator, and mined and treated nearly one million tons of ore mined underground from the timbered square-set stopes. The mine was developed to the 900 foot level. Ore was mined from an elongate breccia pipe enclosed in the main granodiorite stock. The breccia filling consisted of quartz, tourmaline, siderite, specularite and chalcopyrite, the latter constituting the only commercial mineral as an ore of copper containing minor amounts of gold and silver.

       The Cactus Mine has not been operated since 1913. Due to the caved condition of the timbered stopes, it is impossible to estimate the tonnage and grade of any mineralized material left in the stopes in prior operations, or to examine any blocks of mineralized material left unmined, if any. No proven reserves of commercial mineralized rock are known to exist in the Cactus Mine.

Geology

       The San Francisco Mountains form a small north-south mountain range in West Central Utah. The range is typical of Great Basin mountain ranges with Paleozoic carbonates and quartzite intruded by a granitic stock. The limestone is host for numerous mineral deposits of various types. Faults with considerable displacement particularly on the range's east side bring volcanic flow rocks in contact with both intrusive and sedimentary rocks of the range proper. In addition, the area is in part overlain by several ages of other flow rocks. In the process of mountain building through the folding and faulting, the various layers or strata have been disrupted. There are several fault systems apparent in the San Francisco Mountains. Moreover, vulcanism in the area has resulted in extensive flows of molten rocks and ash.

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

Osage Oil Field, Osage County, Oklahoma

       On February 6, 1981, the Company acquired a working interest in two developed oil and gas leases in Osage County, Oklahoma. On September 1, 1986, the Company entered into an agreement with Golden Oil Company to exchange its working interest in the leases for a 1-1/2% overriding royalty interest in all oil and gas production from the leases. The two leases are named the Long-B lease and the Reed lease. The Long-B lease covers approximately 160 gross acres (20 net acres) and contains four producing walls. The Reed lease also covers approximately 160 gross acres (20 net acres) and contains five producing wells. The Company paid $20,000 and issued 500,000 shares of its Common Stock for its working interests in the leases.

       The leases are for a term of five years commencing in 1972. However, if production is established, the leases continue so long as oil or gas or other minerals are produced in commercial quantities. The leases are subject to a landowner's royalty interest of 16-2/3%, increasing to 21% in the event producing wells average 100 or more barrels per well per day. The Company is not aware of any current plans for drilling of any additional oil and gas wells on the properties.

       The Company has not undertaken an evaluation of the oil and gas properties in order to determine the estimated net proved reserves of oil or gas and the future net revenue attributable thereto. In management's opinion, the revenues received from the Company's interest in the oil and gas properties and the estimated total value of its interest are not substantial enough to warrant the expenditure necessary to provide a disclosure of proved oil and gas reserves. From January 1, 1996 to December
31, 1996, the Company received $325 in production payments from its royalty interest in the leases. The Company received $699 in production payments in fiscal 1995 from the leases.

Title to Mining Properties

       The Company's most important property interest at the present time consists of its ownership of the Horn Silver Mine properties. The patented claims involved were originally obtained by deed from the federal government. The Company's ownership rights in the properties is dependent upon the validity of title to the claims which is vested in other entities and upon the validity of the Company's contracts with the entities holding such title. The Company has not received any warranties of title, title opinions nor policies of title insurance. The Company now owns the patented claims through its purchase of the Wangenheim's 40% interest in the claims in 1980 and its acquisition of Tintic's 60% interest in the claims as a result of a merger with Tintic in 1983.

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

       The continuing validity of the Company's unpatented claims is subject to many contingencies, including the availability of land for location at the time location is made, the making of valid mineral discoveries within the boundary of each claim, the compliance with all regulations, both state and federal, for locating claims, and the making of annual payments of $100 per claim. Failing satisfaction of these requirements, the claims are subject to cancellation by the United States upon a finding of no valid discovery and, perhaps, upon failure to perform annual assessment work. Failure to perform annual work subjects the claimant to the risk of forfeiture of rights through valid subsequent locations by others or through cancellation by the government agency involved.

ITEM 3.  Legal Proceedings

       The Company is not aware of any threatened or pending litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Shareholders held on March 28, 1997, the shareholders of the Company elected directors and transacted certain other business coming before the meeting. Such matters included the approval of the following proposals:
(i) the option agreement with PAB Oil & Mining, Inc. in which PAB was granted an option to purchase shares of the Company's Common Stock for the sum of $200,000, so that after the issuance of such shares PAB will then own 25% of the outstanding shares of the Company's Common Stock, and a second option to purchase additional shares of the Company's Common Stock for the sum of $650,000, so that after the issuance of such shares PAB will then own 75% of the outstanding shares of the Company's Common Stock;
(ii) a 1-for-20 reverse stock split of the Company's Common Stock; (iii) an amendment to the Company's Articles of Incorporation to reduce the authorized shares of Common Stock from 200,000,000 shares to 30,000,000 shares, and to change the par value of the Common Stock from no par value to $.001 par value; and (iv) the appointment of Tanner & Co., as the Company's auditors for the fiscal year ending December 31, 1996.


     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

       The Company's Common Stock is currently traded in the over-the-counter market under the trading symbol "HRNS." Prior to April 30, 1997, the Company's trading symbol was "HORN." The following are the high and low closing bid prices of the Common Stock on the OTC Bulletin Board as reported by the Nasdaq Trading & Market Services of The Nasdaq Stock Market, Inc. for the periods indicated.


    Period                               Bid Price
  Calendar Year                      High          Low
  -------------                      -----------------
  1995
    First Quarter                    .03           .01
    Second Quarter                   .01           .01
    Third Quarter                    .02           .01
    Fourth Quarter                   .01           .01

  1996
    First Quarter                    .01           .01
    Second Quarter                   .01           .01
    Third Quarter                    .005          .01
    Fourth Quarter                   .005          .005


       The bid prices represent quotations between dealers without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The bid prices reflect the trading of the Common Stock prior to the approval of the 1-for-20 reverse stock split at the Annual Meeting of Shareholders held on March 28, 1997.

       At March 31, 1997, there were 4,377 record holders of the Company's Common Stock.

       The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations.

ITEM 6.  Management's Discussion and Analysis or Plan of
Operations

Liquidity and Capital Resources

       Cash increased by $5,894 during the 1996 fiscal year. The principal reason for the increase in cash during 1996 was from the $25,000 payment the Company received from PAB Oil & Mining, Inc. ("PAB") upon the execution of the Option Agreement the Company entered into with PAB. The Company is currently unable to finance its operations from its operating revenues and cash flow. In addition, the Company currently has no credit facility with a lending institution. There remains only $24,531 in cash as of December 31, 1996 from the proceeds of the Company's 1980 Regulation A stock offering.

       The Company does not anticipate spending any of its remaining cash reserves during the 1997 fiscal year for exploration or development activities. However, in the event PAB exercises the initial option under the Option Agreement by paying an additional $175,000 to the Company, the Company is required to use the funds for exploration and development activities on its mining properties. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc." The Company plans to continue to actively seek joint ventures for exploration and development activities during 1997.

Results of Operations

       Year Ended December 31, 1996 Compared to Year Ended
December 31, 1995

       Revenues decreased by $3,057, or 17.8%, to $14,092 for the year ended December 31, 1996, from $17,149 for the year ended December 31, 1995. Mineral royalties decreased by $2,800, or 17.6%, to $13,100 in fiscal 1996, from $15,900 in fiscal 1995.
This reduction was primarily due to the termination of the mining lease with Frisco Rock, Inc. in 1996. The $13,100 in mineral royalties in 1996 included $9,900 in advance royalty payments from the mining lease assigned to Centurion and $3,200 in royalty payments from the mining lease with Frisco Rock, Inc.

       Interest income from investment of funds increased by $11, or 2.0%, to $561 in fiscal 1996, from $550 in fiscal 1995 due to an increase in the amount of funds invested over the preceding year. The Company received $431 in other income in fiscal 1996 primarily representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. The payments represented a decrease of $268, or 38.3% in the royalty payments the Company received in fiscal 1996 over fiscal 1995 due to a reduction in production from the oil wells on the leases.

       Expenses increased by $3,609, or 7.0%, to $55,276 in fiscal 1996, from $51,667 in fiscal 1995. Contributing to this increase in expenses was a $2,395 increase in general and administrative expenses to $53,705 in fiscal 1996, from $51,310 in fiscal 1995. The increase in general and administrative expenses reflected an increase in legal and accounting expenses in fiscal 1996 due to the transaction with PAB, including preparation of proxy materials filed with the Securities and Exchange Commission to obtain shareholder approval of the transaction at the Annual Meeting of Shareholders. Carrying costs for mineral leases increased by $1,216 in fiscal 1996 over fiscal 1995 due to the additional costs of maintaining the Company's unpatented mining claims under new federal mining regulations.

       Year Ended December 31, 1995 Compared to Year Ended
December 31, 1994

       Revenues decreased by $1,735, or 9.2%, to $17,149 for the year ended December 31, 1995, from $18,884 for the year ended December 31, 1994. Mineral royalties decreased by $1,300, or 7.6%, to $15,900 in fiscal 1995, from $17,200 in fiscal 1994.
The decrease was primarily due to a reduction in the royalty payments the Company received under the mining lease that was entered into with Dotson Exploration on April 28, 1994, and subsequently assigned to Centurion Mines Corporation. The $15,900 in mineral royalties in 1995 included $11,100 in advance royalty payments from the mining lease assigned to Centurion and $4,800 in royalty payments from the mining lease with Frisco Rock, Inc.

       Interest income from investment of funds decreased by $373, or 40.4%, to $550 in fiscal 1995, from $923 in fiscal 1994 due to a decrease in the amount of funds invested at lower interest rates than in the preceding year. The Company received $699 in other income in fiscal 1995 representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. These payments represented a decrease of $62, or 8.1%, in the royalty payments the Company received in fiscal 1995 over fiscal 1994 due to a reduction in production from the oil wells on the leases.

       Expenses decreased by $6,828, or 17.1%, to $51,667 in fiscal 1995, from $58,495 in fiscal 1994. Contributing to this reduction in expenses was a $1,724 decrease in general and administrative expenses to $51,310 in fiscal 1995, from $53,034 in fiscal 1994. The reduction in general and administrative expenses reflected the reduced level of the Company's mining activities in fiscal 1995.

ITEM 7.  Financial Statements and Supplementary Data

       The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of the financial statements and financial statement schedules included.

ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

       None.


    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the
Exchange Act

       The Company's Board of Directors currently consists of five persons. The following table sets forth certain information with respect to the directors and executive officers of the Company:


                              Director or     Position with
 Name                 Age    Officer Since    the Company
 ----                 ---    -------------    -------------
John P. Bogdanich      43    September 1995   Chairman of the Board
                                               President, Chief
                                               Executive Officer and
                                               Treasurer
Murray C. Godbe, III   71    July 1984        Vice President and
                                               Director
Melvin E. Leslie       68    April 1997       Secretary and Director
Page P. Blakemore, Sr. 78    July 1971        Director
Randall A. Mackey      51    July 1981        Director
Jeff D. Gentry         38    April 1997       Director


       The following biographical information is furnished with respect to each of the directors and executive officers.

       John P. Bogdanich has served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since April 1997 and a director of the Company since September 1995. He has been President since 1981 of PAB Oil & Mining, Inc., which engages in the mining and oil and gas business. See "Item 12. Certain Relationships and Related Transactions."

       Murray C. Godbe has served as the Vice President and a director of the Company since July 1984. He has been the President since 1974 of M.C. Godbe Consultants, Inc. which has performed geological consulting work for a number of mining companies. From 1969 to 1974, he was the President of East Utah Mining Company, a Utah mining and oil and gas company. Mr. Godbe received a B.Sc. degree in geology from the University of Utah in 1948, where he also did graduate work in geology in 1949.

       Melvin E. Leslie has served as Secretary and a director of the Company since April 1997. He is an attorney who has practiced law in Utah since 1955. From 1968 to 1982, Mr. Leslie was Legislative General Counsel to the Utah State Legislature. Mr. Leslie received a B.S. degree from Northwestern University in 1951 and a Juris Doctor degree from Northwestern University in 1995. He is also a director of PAB Oil & Mining, Inc., which engages in the mining and oil and gas business. See "Item 12. Certain Relationships and Related Transactions."

       Page P. Blakemore, Sr. has served as a director of the Company since July 1971. From 1984 to April 1997, he served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company, and from 1971 to 1984, he served as its Vice President. Mr. Blakemore has also been the President since 1970 of Basin and Range Exploration Company, which engages in mineral exploration work in the western United States. He has been the President since 1988 of Basin and Range International Exploration Ltd., which engages the exploration and development of gold and silver. He is also the President of Constitution Petroleum, Inc. and has served in that capacity since 1970. Constitution Petroleum is engaged in oil and gas exploration in Ohio and Pennsylvania. Mr. Blakemore has also been the President of Cameron Mining Company since 1956, which engages in the mining and drilling contracting business. He has also been Vice President and a director since January 1991 of Con-Coyle Oil Field Tool Company, which manufactures oil field tools. Finally, Mr. Blakemore is a director of Alta United Mines Company and PAB Oil & Mining, Inc.

       Randall A. Mackey has served as director of the Company since July 1981. He has been a shareholder in the Salt Lake City law firm of Mackey Price & Williams since May 1989. From 1979 to 1989, he practiced law with the Salt Lake City law firm of Fabian & Clendenin, where he was a shareholder and director of the firm from 1982 to 1989. From 1977 to 1979, Mr. Mackey was associated with the Washington, D.C. law firm of Hogan & Hartson. Mr. Mackey received a B.S. degree in economics from the University of Utah in 1968, a M.B.A. degree from Harvard University in 1970, a Juris Doctor degree from Columbia University in 1975, and a B.C.L. degree from Oxford University in 1977. Mr. Mackey is also a director of Paradigm Medical Industries, Inc., which develops and manufactures ophthalmic surgical systems.

       Jeff D. Gentry has been a director of the Company since April 1997. He has been President of Emerald Oil & Mining Company since 1987, which acquires and manages oil, gas and mineral interests. From 1985 to 1987, Mr. Gentry was a director of G.T.B., Inc., an investment banking firm specializing in financing oil and gas companies. Mr. Gentry received B.S. degrees in geological engineering and geology from the University of Utah.

       All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been duly elected and has qualified. All of the officers serve at the pleasure of the Board of Directors.

       The Board of Directors of the Company held four meetings in 1996. No director attended fewer than 75% of all meetings of the Board of Directors in 1996.

ITEM 10.  Executive Compensation

Executive Officer Compensation

       The following table sets forth, for each of the last three fiscal years, the compensation received by John P. Bogdanich, the Company's President, Chief Executive Officer and Treasurer, Page
P. Blakemore, the Company's former President, Chief Executive Officer and Treasurer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 1996 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1996.


                     Summary Compensation Table

                              Annual Compensation
                     ------------------------------------------
   Name and                                     Other Annual
Principal Position   Year  Salary($)  Bonus($)  Compensation($)
------------------   ----  ---------  --------  ---------------
John P. Bogdanich    1996    $ 0        $ 0          0
Chairman of the      1995      0          0          0
Board, President,    1994      0          0          0
Chief Executive
Officer, Treasurer

Page P. Blakemore    1996      0          0          0
Sr., former          1995      0          0          0
Chairman of the      1994      0          0          0
Board, President,
Chief Executive
Officer, Treasurer

(continued)



                            Long-Term Compensation
                     --------------------------------------------
                            Awards                 Payouts
                     ----------------------  --------------------
                     Restricted  Securities  Long-term  All Other
   Name and           Stock      Underlying  Incentive  Compensa-
Principal Position   Awards($)    SARs(#)    Payout()$)  tion($)
------------------   ---------   ----------  ---------- --------
John P. Bogdanich      0<F1>        0            0       $ 0
Chairman of the        0<F1>        0            0         0
Board, President,      0            0            0         0
Chief Executive
Officer, Treasurer

Page P. Blakemore      0<F2>        0            0         0
Sr., former            0<F2>        0            0         0
Chairman of the        0<F2>        0            0         0
Board, President,
Chief Executive
Officer, Treasurer


________________

<F1>    Does not include 25,000 shares of the Company's Common
Stock issued to Mr. Bogdanich each year he served as a director of the Company during fiscal 1995 and 1996. Mr. Bogdanich was elected President, Chief Executive Officer and Treasurer of the Company on April 4, 1997.
<F2>    Does not include 100,000 shares of the Company's Common
Stock issued to Mr. Blakemore each year he served as President, Chief Executive Officer and Treasurer of the Company during fiscal 1994, 1995 and 1996. Mr. Blakemore resigned as President, Chief Executive Officer and Treasurer of the Company on April 4, 1997.

       The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1996, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1996.

         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                          Shares Acquired             Value
     Name                 on Exercise(#)           Realized ($)
     ----                 ---------------          ------------
John P. Bogdanich                -0-                   -0-
Page P. Blakemore, Sr.           -0-                   -0-

(Continued)

                Number of Securities      Value of Unexercised
               Underlying Unexercised     In-the-Money Options
                    Options/SARs         /SARs at December 31,
               at December 31, 1996(#)   at December 31, 1996($)
              ------------------------- -------------------------
 Name         Exercisable Unexercisable Exercisable Unexercisable
 ----         ----------- ------------- ----------- -------------
John P.
Bogdanich         -0-          -0-          -0-            -0-

Page P.
Blakemore, Sr.    -0-          -0-          -0-            -0-

Director Compensation

       Directors of the Company (but not including Page P.
Blakemore, Sr., the former President, Chief Executive Officer and
Treasurer of the Company) were paid a director's fee of 25,000 shares of the Company's Common Stock each year they served as a director of the Company during fiscal 1994, 1995 and 1996.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

       The following table sets forth, as of March 31, 1997, the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each director, and by all directors and executive officers as a group.


                                                    Percent of
Name and Address<F1>         Number of Shares       Ownership
----------------             ----------------      ----------
John P. Bogdanich                50,000                *
Page P. Blakemore, Sr.<F2>    1,600,574              26.3%
Murray C. Godbe, III            206,775               3.4%
Melvin E. Leslie                   *
Randall A. Mackey               186,500               3.1%
Jeff D. Gentry                     --                  *
All directors and             2,043,849              33.6%
executive officers
as a group (6 persons)

---------------
*      Less than 1% of outstanding shares

<F1>   The address for Mr. Bogdanich is 2667 East Capricorn Way,
Salt Lake City, Utah 84124. The address for Mr. Blakemore, Sr. is 4735 Naniloa Drive, Salt Lake City, Utah 84117. The address for Mr. Godbe is 1530 West Stansfield Drive, Kanab, Utah 84741. The address for Mr. Leslie is 1947 East Orchard Drive, Salt Lake City, Utah 84106. The address for Mr. Mackey is 1474 Harvard Avenue, Salt Lake City, Utah 84105. The address for Mr. Gentry is P.O.Box 920078, Snowbird, Utah 84092.

<F2>    Includes 77,000 shares owned by Basin and Range
Exploration, a Utah corporation, of which Mr. Blakemore is the President; and 150,000 shares owned by Cameron Mining Company, a Utah corporation, of which Mr. Blakemore is also the President. Mr. Blakemore has sole voting and investment power with respect to the shares owned by Basin and Range Exploration Company and Cameron Mining Company.


ITEM 12.  Certain Relationships and Related Transactions

       In October 1996, the Company entered into an option agreement (the "Option Agreement") with PAB, which was approved at the Company's Annual Shareholders Meeting held on March 28, 1997. Under the terms of the Option Agreement, PAB is granted options to purchase shares of the Company's Common Stock for $850,000, such that after the issuance of the shares PAB will hold 75% of the Company's outstanding Common Stock. Mr. Bogdanich, President, Chief Executive Officer and Treasurer of the Company, also serves as President and a director of PAB. Mr. Blakemore, a director of the Company, also serves as a director of PAB. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc."

       Randall A. Mackey, a director of the Company, is a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company. Legal fees and expenses paid to the firm for the years ended December 31, 1995 and 1996, totaled $4,190 and $2,235, respectively.


                             PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

       (a)     Financial Statements Filed

               Report of Independent Accountants

               Balance Sheet - December 31, 1996

               Statement of Operations - Years Ended December 31,
               1995, and 1996

               Statement of Stockholders Equity - January 1, 1995 to December 31, 1996

               Notes to Financial Statements

       (b)     Exhibits

               3.     A.*    Articles of Incorporation (Exhibit 3A to
                             Registration Statement on Form S-14,
                             No 2-78284, filed March 29, 1983)

                      B.*    Bylaws (Exhibit 3A to Registration
                             Statement on Form S-14, No 2-78284,
                             filed March 29, 1983)

                      C.* Specimen Stock Certificate (Exhibit 3A to Registration Statement on Form S-14,
                             No 2-78284, filed March 29, 1983)

               10.    A.*    Mining Lease with Dotson Exploration
                             Company (Exhibit 10B to Annual
                             Report on Form 10-K, No. 0-9739,
                             November 24, 1995)

                      B.* Option Agreement with PAB Oil & Mining, Inc. (Exhibit to Preliminary Proxy
                             Statement, No. 1-8757, February 7,
                             1997)

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

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                             Page
                                                             ----
Independent Auditor's Report . . . . . . . .  . . . .        F-1

Balance Sheet, December 31, 1996 . . . . . . . . . . .       F-2

Statement of Operations for the two years
ended December 31, 1996 . . . . . . .  . . . . . . . .       F-3

Statement of Stockholders' Equity, for the two
years ended December 31, 1996 . . . . . .  . . . . . .       F-4

Statement of Cash Flows for the two years ended
December 31, 1996 . . . . . . . . . . . . . . . . . .        F-5

Notes to Financial Statements. . . . . . .  . . . .          F-6

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, Utah, on this 22nd
                                                          ------
day of May, 1997.


                             HORN SILVER MINES, INC.

                             By: John P. Bogdanich
                                 Chairman of the Board,
                                 President, Chief Executive
                                 Officer, and Treasurer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                   TITLE                      DATE


John P. Bogdanich     Chairman of the Board,       May 22, 1997
                      President, Chief Executive
                      Officer and Treasurer
                      (Principal Executive,
                      Financial and Accounting
                      Officer)

Murray C. Godbe, III  President and Director       May 22, 1997

Melvin E. Leslie      Secretary and Director       May 22, 1997

Page P. Blakemore     Director                     May 22, 1997

Randall A. Mackey     Director                     May 22, 1997

Jeff D. Gentry        Director                     May 22, 1997

                   HORN SILVER MINES, INC.
               Index to Financial Statements

                                                          Page
                                                          ----

Independent auditors' report                               F-1

Financial statements:

       Balance sheet, December 31, 1996                    F-2

       Statement of operations for the years ended
       December 31, 1996 and 1995                          F-3

       Statement of stockholders' deficit for the
       years ended December 31, 1996 and                   F-4

       Statement of cash flows for the years ended
       December 31, 1996 and 1995                          F-5

       Notes to financial statements                       F-6

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Horn Silver Mines, Inc.


       We have audited the balance sheet of Horn Silver Mines, Inc., as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horn Silver Mines, Inc., as of December 31, 1996, and the results of operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     Tanner & Co.

Salt Lake City, Utah
March 21, 1997

                            HORN SILVER MINES, INC.

                                 Balance Sheet

                               December 31, 1996

       Assets
       ------

Current assets - cash                                         $24,531
                                                             --------
Property and equipment:
   Leasehold improvements                                       5,634
   Structures and equipment                                     8,441
                                                              -------
                                                               14,075

Less accumulated depreciation
  and amortization                                            (13,794)
                                                              -------
       Net property and equipment                                 281

Other assets                                                    1,211
                                                             --------
       Total assets                                           $26,023
                                                             ========

       Liabilities and Stockholders' Deficit
       -------------------------------------
Current liabilities:
  Accounts payable                                            $21,650
  Accrued liabilities due
    to related parties                                         28,605
  Accrued expenses                                                284
                                                             --------
       Total current liabilities                               50,539
                                                             --------
Commitments                                                       -

Stockholders' deficit:
  Common stock, par value $.001.
    30,000,000 shares authorized;
    6,088,966 shares issued and
    outstanding                                                 6,089
  Additional paid-in capital                                1,669,009
  Accumulated deficit                                      (1,699,614)
                                                          -----------
Total stockholders' deficit                                   (24,516)
                                                          -----------
Total liabilities and
  stockholders' deficit                                    $   26,023
                                                          ===========

See accompanying notes to financial statements.


               Statement of Operations

                                            Years Ended December 31,
                                            ------------------------
                                            1996                1995
                                            ------------------------

Revenue:
  Mineral royalties                         $ 13,100         $ 15,900
  Interest                                       561              550
  Other income                                   431              699
                                            --------        ---------
Total revenue                                 14,092           17,149
                                            --------        ---------
Expenses:
  General, administrative
    and exploration                           53,705           51,310
  Carrying costs for
    mineral leases                             1,216               -
   Depreciation                                  355              357
                                           ---------        ---------
       Total expenses                         55,276           51,667
                                           ---------        ---------
       Net loss                             $(41,184)        $(34,518)
                                            ---------       ---------
Loss per common share                       $   (.01)        $   (.01)
                                            ---------        ---------
Weighted average number
  of shares outstanding                     5,976,466       5,778,701
                                            ==========     ==========


See accompanying notes to financial statements.


               Statement of Stockholders' Deficit



             Years Ended December 31, 1996 and 1995


                  Common Stock    Additional
                --------------     Paid-In     Retained
                 Shares  Amount    Capital     Deficit     Total
            ---------------------------------------------------
Balance,       5,693,435  $5,693  $1,599,284  $(1,623,912) $(18,935)
January 1,
1995

Common stock
issued for
officers'
compensation
and directors'
fee valued at
approximately
$.13 per
share           170,000     170     22,355          -        22,525

Common stock
issued as
contingent
consideration
for assets
valued at
approximately
$.13 per
share (see
note 7)             531       1          70        -             71

Net loss           -          -                   (34,518)  (34,518)
             ------------------------------------------------------
Balance,
December 31,
1995             5,863,966   5,864  1,621,709  (1,658,430)  (30,857)

Common stock
issued for
officers'
compensation
and directors'
fee valued at
approximately
$.10 per share     225,000     225     22,300       -       22,525

Contributed
capital in
exchange for
the option
to purchase
company stock         -            -   25,000       -       25,000

Net loss              -            -             (41,184)   (41,184)
               ----------------------------------------------------
Balance,
December 31,
1996             6,088,966  $6,089 $1,669,009 $(1,699,614) $(24,516)
              =====================================================


See accompanying notes to financial statements.

                     Statement of Cash Flows


                                         Years Ended December 31,
                                         --------------------------
                                         1996                  1995
                                         --------------------------
Cash flows from
  operating activities:

  Net loss                               $(41,184)          $(34,518)

  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation                            355                357
      Stock issued for
        services                           22,525             22,595
       (Increase) decrease in:
         Other assets                         360                 -
       Increase (decrease) in:
         Accounts payable                    (772)             6,329
       Accrued liabilities                   (390)               544
                                          -------            -------
         Net cash provided by
               (used in)
         Operating activities             (19,106)            (4,693)
                                         --------            -------
Cash flows from
  investing activities                        -                  -
                                         --------           --------
Cash flows from
  financing activities
    Proceeds from issuance
      of stock options                     25,000                -
                                         --------          ---------

       Net increase
         (decrease) in cash                 5,894             (4,693)

Cash, beginning of year                    18,637              23,330
                                         --------            --------
Cash, end of year                         $24,531             $18,637
                                         ========            ========


See accompanying notes to financial statements.

                        Notes to Financial Statements

                         December 31, 1996 and 1995

1.     Summary of Significant Accounting Policies

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

Stock Split
Subsequent to year-end, the Company's shareholders approved a reverse stock split of 1 share for each 20 shares held. The financial statements have been restated to reflect the reverse stock split as if it had taken place at January 1, 1995 (see note 8 - subsequent events).

Loss Per Common Share
Losses per common share are calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents which would be antidilutive are not included in the calculation.

                   Notes to Financial Statements
                               Continued

1.     Summary of Significant Accounting Policies

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


2.     Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1996, the Company had a deficit in working capital of $26,008, and an accumulated deficit of $1,699,614 and incurred a loss of $41,184 for the year ended December 31, 1996. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management anticipates that equity funding, resulting from the agreement described in note 4 - related party transactions, will provide positive cash flow. However, there can be no assurance such funding will be received.

3.     Commitments

The Company has entered into various cancelable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimum payments of approximately $100 per claim. Certain leases also have provisions allowing the Company to purchase all rights to the properties thereby reducing future commitments for royalty payments. The leases are cancelable at the Company's option at any time which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

                    Notes to Financial Statements
                         Continued

3.     Commitments (Continued)

The Company leases its office facilities under an operating lease which requires payments of approximately $3,000 per year through January 1997.

4.     Related Party Transactions

At December 31, 1996 and 1995, the Company recorded a liability for officers compensation and directors' fees and expense reimbursements to officers of approximately $29,000.

In October 1996, the Company entered into an Option Agreement with PAB Oil & Mining, Inc. ("PAB") which grants to PAB the right to purchase up to 75% of the outstanding shares of the Company's common stock for the sum of $850,000. The President, Chief Executive Officer, and Treasurer of the Company, served as a director of PAB from September 1993 to September 1996. A director of the Company, currently serves as President and Chief Executive Officer of PAB.

A director of the Company, is President and a shareholder of a law firm which has rendered legal services to the Company. Legal fees and related costs paid to the firm for the year ended December 31, 1996 totaled $2,235. There were no legal fees paid to the firm during fiscal 1995, although, the firm rendered legal services for the Company during that period.

5.     Income Taxes

The difference between income taxes at statutory rates for 1996 and 1995 and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit of the operating loss.

Deferred tax assets consist of the following:

       Operating loss carryforwards            $ 568,000
       Valuation allowance                      (568,000)
                                               ---------
                                               $   -
                                               =========

                    Notes to Financial Statement
                            Continued

5.     Income Taxes (Continued)

The Company has net operating loss carryforwards of approximately $1,672,000, which begin to expire in the year 2000. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can utilized.

6.     Supplemental Cash Flow Disclosure

Operations reflect actual amounts paid for interest and income taxes as follows for the years ended December 31:

                                        1996              1995

Interest                           $         -    $        -
                                   ---------------------------
                                   $         -    $        -
                                   ===========================

7.     Common Stock Issued for Assets

During 1983, the Company acquired the assets of another mining company by offering to exchange Company shares of common stock for the common stock of this company. At the time this transaction was entered into, the other mining company could not produce a complete listing of all shareholders. Therefore, the exact number of shares to be issued could not be determined. However, management believes that any shares not exchanged when the transaction was originally entered into are not significant. During 1995, 10,625 shares were issued to newly identified shareholders of this Company.

8.     Subsequent     Events

On March 28, 1997, the shareholders of the Company approved a reverse stock split of 1 share for each 20 shares held. The reverse stock split had the effect of reducing shares issued and outstanding from 121,779,316 and 117,279,316 shares to 6,088,966 and 5,863,966 at December 31, 1996 and 1995, respectively. The financial statements have been restated to reflect this change.

                    Notes to Financial Statements
                                   Continued


8.     Subsequent Events (Continued)

On March 28, 1997, the shareholders of the Company approved a resolution to amend the Articles of Incorporation. The amendment reduced the authorized shares of common stock from 200,000,000 shares to 30,000,000 shares, and changed the par value of common stock from no par value to $.001 par value. The effect of the amendment reduced the dollar value of common stock issued and outstanding from $1,650,098 and $1,627,573 to $6,089 and $5,864, respectively, at December 31, 1996 and 1995. The amendment also increased additional paid-in capital from $0 to $1,660,009 and $1,621,709 at December 31, 1996 and 1995, respectively. The financial statements have been restated to reflect these changes.