Form 10QSB
period 1997-03-31
HORN SILVER MINES INC
filed 1997-07-18
CIK 48474

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                      FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                Commission File
                                                Number: 0-9736


                 HORN SILVER MINES, INC.
             ------------------------------
                Exact Name of Registrant.


          UTAH                                 87-0299832
---------------------------------          --------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)                 Number

4444 South 700 East, Suite 204
Salt Lake City, Utah                               84107
----------------------------------------     -----------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
  including area code:                         (801) 381-5656


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  XX          NO
                    -----           ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $.001 par value                   6,088,966
-------------------------------          --------------------
       Title of Class                       Number of Shares
                                            Outstanding as of
                                            March 31, 1997

                     HORN SILVER MINES, INC.

                          FORM 10QSB

                  QUARTER ENDED MARCH 31, 1996

                       TABLE OF CONTENTS



                  PART I - FINANCIAL INFORMATION

No.                                                     Page
---                                                     ----

Item 1.  Financial Statements

      Balance Sheets. . . . . . . . . . . . . . . . . .   3

      Statement of Operations and Changes in
      Stockholders' Equity. . . . . . . . . . . . . . .   4

      Statement of Cash Flows . . . . . . . . . . . . .   5

      Notes to Financial Statements . . . . . . . . .  6 to 9


Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Result of Operations. . . . . . . .   9


                 PART II - OTHER INFORMATION

      Other Information . . . . . . . . . . . . . . . .  10

      Signature Page. . . . . . . . . . . . . . . . . .  10

                          HORN SILVER MINES, INC.

                              BALANCE SHEET
                             March 31, 1997

                                 ASSETS
                                 ------
Current Assets:
      Cash                                           $     14,284

Property and Equipment:
      Leasehold Improvements                              5,634
      Structures and Equipment                            8,441
                                                     ----------
                                                        14,075
Less Accumulated Depreciation                           (13,974)
                                                    ----------
      Net Property Equipment                                281
                                                     ----------
Other Assets:                                             1,211
                                                     ----------
      Total Assets                                    $  15,776



           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
      Accounts Payable                                $  21,650
      Accrued Liabilities Due to Related Parties         28,605
      Accrued Expenses                                      281
                                                     ----------
      Total Current Liabilities                          50,494
                                                     ----------
Stockholder's Deficit:
      Common Stock, par value $.001,
        30,000, shares authorized;
        6,088,966 shares issued
        and outstanding                                 6,089
      Additional Paid in Capital                    1,669,099
      Accumulated Deficit                            (1,709,816)
      Accumulated Deficit                             (1,709,816)
                                                     ----------
      Total Stockholders' Deficit                        (34,718)
                                                     ----------
      Total Liabilities and Stockholders' Deficit     $  15,776


                                Unaudited

                   HORN SILVER MINES, INC.

                  STATEMENT OF OPERATIONS AND
                CHANGES IN STOCKHOLDERS' EQUITY

                                    Three Month Period Ended
                                           March 31
                                    ------------------------
                                      1997           1996
                                    ----------     --------
REVENUES:

      Mineral Royalties               $   1,505       $  2,154
      Interest Income                        25            109
                                       ---------      --------
            Total Revenues                1,530          2,263

EXPENSES:

      Salaries and Wages                  1,020          2,100
      General and Administrative          3,357          1,638
      Legal land Accounting               4,390             --
      Taxes and Licenses                    625            167
      Directors' and Officer Fees            --          5,631
      Depreciation                           --             89
      Stockholders' Meeting/Proxy
        Expenses                          2,340             --
                                       ---------      --------
                                      $  11,732       $  9,625
                                       ---------      --------

NET GAIN (LOSS)                       $ (10,202)      $ (7,362)

Balance, Stockholders' Equity,
December 31, 1996/95                    (24,516)       (30,857)
                                       ---------      --------

Balance, Stockholders' Equity,
March 31, 1997/96                     $ (34,718)      $(38,219)



                      Unaudited

              HORN SILVER MINES, INC.

              STATEMENT OF CASH FLOWS


                                   Three Month Period Ended
                                          March 31
                                   -------------------------
                                     1997            1996
                                   ---------      ----------

CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net Loss                           $ (10,202)      $  (7,362)

   Adjustments:
      Depreciation                        --                 89
      Decrease in Accrued Expenses          (45)            (62)
      Increase in liability for
      services to Directors and
      Officer                             --              5,657
                                       ---------      ---------
                                      $ (10,247)      $  (1,705)


CASH FLOWS FROM INVESTING
ACTIVITIES:

   None                                   --                --


CASH FLOWS FROM FINANCING
ACTIVITIES:

   None                                   --                --
                                      ---------        ---------

Net Decrease in Cash and Cash
Equivalents                          $ (10,247)        $  (1,705)

Cash and Cash Equivalents at
Beginning of Period                     24,531            18,637
                                     ---------         ---------

Cash and Cash Equivalents at
End of Period                        $  14,284         $  16,932


                                 Unaudited

                       HORN SILVER MINES, INC.

                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997


1.    Summary of Significant Accounting Policies
     ------------------------------------------

Organization
------------

The Company was incorporated in 1971 under the laws of the State of Utah. The Company is a "junior" natural resource company whose activities are primarily acquisition, exploration and development of natural resources.

On June 30, 1983, the stockholders of the Company approved a proposed merger between the Company and Tintic Mineral Resources, Inc., a Utah corporation. The holders of Tintic Common Stock became entitled to five shares of the Company Common Stock for each of their shares of Tintic Common Stock.

On October 8, 1996, the Company entered into an option agreement, (the "Option Agreement") with PAB Oil & Mining, Inc. ("PAB"), a Utah-based mining company. Under the terms of an Option Agreement, which wa approved at the Company's Annual Meeting of Shareholders held on March 28, 1997, PAB was granted the right to purchase shares of the Company's Common Stock for $850,000, such that after the issuance of the shares PAB would hold 75% of the Company's outstanding Common Stock. The proceeds from the sale of the Company's stock to PAB will be used to finance a major exploration and development program on the Company's mining properties.

At that Annual Meeting of Shareholders held on March 28, 1997, the Company's shareholders approved a 1-for-20 reverse stock split of the Company's Common Stock and amendments to the Company's Articles of Incorporation to reduce the authorized shares of Common Stock from 200,000,000 shares to 30,000,000 shares, and to change the par value of Common Stock from no par value to $.001 par value.

Cash and Cash Equivalents
-------------------------

For financial statement purposes, the Company considers all instruments with a maturity of less than three months to be cash equivalents.

Property, Equipment and Mining Costs
------------------------------------

Expenditures for exploration of mining properties are charged against income as incurred. Property acquisition costs and mine development costs incurred to expand capacity of operating mines, develop new ore bodies or develop new areas substantially in advance of current production are capitalized and charged to operations on the units-of-production method. Capitalized costs of abandoned projects or impaired properties are charged to operations in the year of abandonment.

Corporate property and equipment are stated at cost.
Acquisitions having a useful life in excess of one year are capitalized. Maintenance and repairs are expenses in the year incurred. Capitalized assets are depreciated by the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years.

Income Taxes
------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary difference between financial and tax reporting, principally related to accounting for mining properties.

Effective January 1, 1994, the Company adopted the provision of SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements since there was no cumulative effect of the initial adoption on prior years' retained earnings. Additionally, there was no effect of the adoption of SFAS 109 upon income before taxes for fiscal year 1996.

(Loss) Per Common Share
-----------------------

Losses per common share are calculated based on the weighted average number of shares of common stock outstanding during the period.

Net Operating Loss Carryforward
-------------------------------

At December 31, 1996 the Company had a new operating loss carryforward available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount of loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,640,000 which begins to expires in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at March 31, 1997.

2.    Mineral Properties
-----------------------

No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of March 31, 1997.

The Company currently owns approximately 244 patented mining claims and approximately 20 unpatented mining claims covering approximately 6,000 acres located in Beaver County, Utah. The claims comprise most of the San Francisco Mining District. The two principal mines on the properties, which were productive in the past, are the Horn Silver and Cactus Mines.

The Horn Silver Mine, which represents a very small part of the overall acreage, produced silver, gold, copper and lead until about 1930. The Cactus Mine, with a production history dating from 1910, produced significant amounts of copper, gold and silver until about 1913. The Company also owns a one-half interest in the Imperial Mine, a once productive mine, and adjacent patented mining claims located in the San Francisco Mining District.

The Company owned a working interest in two developed oil and gas leases in Osage County, Oklahoma, which were exchanged for a 1-1/2% overriding royalty interest in all oil and gas production from the leases with Golden Oil Company. These leases comprise approximately 160 gross acres.

3.    Commitments
----------------

The Company has entered into various concealable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimal work requirements of approximately $100 per claim or payment of $100 to the Bureau of Land Management each year. Certain leases also have provisions allowing the Company to purchase all rights to those properties, thereby reducing future commitments for royalty payments. The leases are concealable at any time, which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

4.    Related Party Transactions
-------------------------------

The Company has paid legal fees and related costs to a law firm in which one of its directors is a shareholder of approximately $850 in legal fees in the year 1996. The Company paid $3,000 in legal fees and related costs to the law firm in the first quarter of 1997.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Working capital decreased by approximately $10,202 for the three months ended March 31, 1997 for a total deficit of $34,718 at March 31, 1997.

Results of Operations - First Quarter
-------------------------------------
Revenues decreased by $733 for the first quarter of 1997 as compared to the same period in 1996. The decrease was primarily due to the reduction in the amount of mining lease revenue.

Expenses increased by $2,107 for the first quarter of 1997 as compared to the same period in 1996. This increase was primarily due to the expenses incurred in connection with the preparation of the proxies for the annual meeting of stockholders.


                 PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings
           -----------------

            The Company is unaware of any threatened or pending litigation.

ITEM 2.     Change in Securities
           --------------------

            The stockholders approved a 1-for-20 reverse stock split and amendment to the Articles of Incorporation as described in the Notes to the Financial
            Statements.

ITEM 3.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The stockholders approved an "Option Agreement" with PAB Oil and Mining, Inc. as described in the Notes to the Financial Statements.

ITEM 4.     Other Information
            -----------------

            None


ITEM 5.     Exhibits and Reports on Form 8-K
           ---------------------------------

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


                           REGISTRANT

                     HORN SILVER MINES, INC.
                     -----------------------
                            Registrant


DATED:  July 11, 1997         By: John P. Bogdanich, President and
                                 Treasurer (Principal Executive
                                 and Financial Officer)