Form 10QSB
period 1997-06-30
HORN SILVER MINES INC
filed 1997-10-28
CIK 48474

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.

                           FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997
     Commission File

      Number: 0-9736


                      HORN SILVER MINES, INC.
                    ---------------------------
                     Exact Name of Registrant.


          UTAH                                   87-0299832
------------------------------             ----------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)                  Number


4444 South 700 East, Suite 204
Salt Lake City, Utah                                84107
-------------------------------            ----------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number,
  including area code:                         (801) 381-5656
                                              -----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  XX          NO
                    -----           -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $.001 par value                 6,314,285
--------------------------------         ---------------------
       Title of Class                    Number of Shares
                                         Outstanding as of
                                         June 30, 1997

                        HORN SILVER MINES, INC.

                              FORM 10QSB

                      QUARTER ENDED JUNE 30, 1997

                           TABLE OF CONTENTS



                    PART I - FINANCIAL INFORMATION

No.                                                          Page
---                                                          ----
Item 1.  Financial Statements

    Balance Sheets . . . . . . . . . . . . . . . . . . . .   3

    Statement of Operations and Changes in
       Stockholders' Equity . . .. . . . . . . . . . . . .   4

    Statement of Operations. . . . . . . . . . . . . . . .   5

    Statement of Cash Flows. . . . . . . . . . . . . . . .   6

    Notes to Financial Statements. . . . . . . . . . .  7 to 11

Item 2.

    Management's Discussion and Analysis of Financial
    Condition and Result of Operations . . . . . . . .  . .  10



                      PART II - OTHER INFORMATION

    Other Information. . . . . . . . . . . . . . . . . . .   11

    Signature Page . . . . . . . . . . . . . . . . . . . .   12

                        HORN SILVER MINES, INC.

                             BALANCE SHEET
                             June 30, 1997

                                ASSETS
Current Assets:
  Cash                                              $    5,301
Property and Equipment:
  Leasehold Improvements                                 5,634
  Structures and Equipment                               8,441
                                                    ----------
                                                        14,075
Less Accumulated Depreciation                          (13,974)
                                                    ----------
  Net Property Equipment                                   281
                                                    ----------
Other Assets:                                            1,211
                                                    ----------
    Total Assets                                    $    6,793


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current Liabilities:
  Accounts Payable                                  $   21,650
  Accrued Liabilities Due to Related Parties             6,080
  Accrued Expenses                                          49
                                                    ----------
    Total Current Liabilities                           50,494
                                                    ----------
Stockholder's Deficit:
  Common Stock, par value $.001,
    30,000, shares authorized;
    6,314,285 shares issued
    and outstanding                                      6,314
  Additional Paid in Capital                         1,669,099
  Accumulated Deficit                               (1,696,399)
    Total Stockholders' Deficit                        (20,986)
                                                    -----------
  Total Liabilities and Stockholders' Equity        $    6,793

                        Unaudited

               HORN SILVER MINES, INC.

             STATEMENT OF OPERATIONS AND
           CHANGES IN STOCKHOLDERS' EQUITY

                                       Three Month Period Ended
                                               June 30
                                       ------------------------
                                       1997              1996
                                       ----              ----
REVENUES:

  Mineral Royalties                  $ 26,644         $ 11,927
  Interest Income                         127              180
                                     --------         --------
      Total Revenues                   26,771           12,107

EXPENSES:
  Salaries and Wages                    2,040            3,450
  General and Administrative           20,732            3,575
  Legal land Accounting                 7,390            5,747
  Taxes and Licenses                      663              398
  Directors' and Officer Fees            --             11,263
  Depreciation                           --                178
  Stockholders' Meeting/Proxy
    Expenses                           15,538              0
                                     --------         --------
                                     $ 45,766         $ 24,611
                                     --------         --------
NET GAIN (LOSS)                      $(18,995)        $(12,504)

Stock Issued to Officer and Directors  22,525           22,525

Balance, Stockholders' Equity,
December 31, 1996/95                 $(24,516)        $(18,935)

Balance, Stockholders' Equity,
June 30, 1997/1996                   $(20,986)        $ (6,792)

                        Unaudited

                  HORN SILVER MINES, INC.

                 STATEMENT OF OPERATIONS

                                        Three Month Period Ended
                                             June 30
                                        ------------------------
                                        1997               1996
                                        ----               ----
REVENUES:

  Mineral Royalties                     $ 25,139        $  9,773
  Interest Income                            102              71
                                        --------        --------
      Total Revenues                      25,241           9,844

EXPENSES:

  Salaries and Wages                       1,020           1,350
  General and Administrative              16,778           1,937
  Legal and Accounting                     3,000           5,747
  Taxes and Licenses                         238             232
  Directors' and Officer Fees                --            5,681
  Depreciation                               --               89
  Stockholders' Meeting/Proxy             13,198             0
                                        --------        --------
      Total Expenses                    $ 34,236        $ 14,986
                                        --------        --------
NET GAIN (LOSS)                         $ (8,995)       $ (5,142)


                              Unaudited

               HORN SILVER MINES, INC.

               STATEMENT OF CASH FLOWS

                                        Six Month Period Ended
                                             June 30
                                        -----------------------
                                        1997               1996
                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                             $ (18,995)      $ (12,594)

  Adjustments:
    Depreciation                          --                 178
    Decrease in Accrued Expenses            (277)           (304)
    Increase in liability for
      services to Directors and
      Officer                             --              11,262
                                       ----------      ---------
                                       $ (19,230)      $  (1,368)

CASH FLOWS FROM INVESTING ACTIVITIES:

  None                                    --                 --


CASH FLOWS FROM FINANCING ACTIVITIES:

  None                                    --                 --
                                      -----------     -----------
Net Decrease in Cash and Cash
  Equivalents                         $ (19,230)      $  (1,368)

Cash and Cash Equivalents at
  Beginning of Period                    24,531          18,636
                                      ----------      ----------
Cash and Cash Equivalents at End of
  Period                              $   5,301       $  17,268


                 Unaudited

          HORN SILVER MINES, INC.

       NOTES TO FINANCIAL STATEMENTS
               June 30, 1997


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

Net Operating Loss Carryforward
-------------------------------

At December 31, 1996 the Company had a new operating loss carryforward available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount of loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,640,000 which begins to expires in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at June 30, 1997.

2.    Mineral Properties
      ------------------

No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of June 30, 1997.

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

3.    Commitments
      -----------

The Company has entered into various cancellable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimal work requirements of approximately $100 per claim or payment of $100 to the Bureau of Land Management each year. Certain leases also have provisions allowing the Company to purchase all rights to those properties, thereby reducing future commitments for royalty payments. The leases are cancellable at any time, which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

4.    Related Party Transactions
      --------------------------

The Company has paid legal fees and related costs to a law firm (in which one of its directors is a shareholder) of approximately $850 in legal fees in the year 1996. The Company paid $9,182 in legal fees and related costs to the law firm during the six months ended June 30, 1997.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Working capital decreased by approximately $3,530 for the six months ended June 30, 1997 for a total deficit of $20,986 at June
30, 1997.

Results of Operations - Six Month Period
----------------------------------------

Revenues increased by $14,664 for the six months ended June 30, 1997 as compared to the same period of time in 1996. This was primarily due to a large payment from Arapahoe Mining Company per contract.

Expenses increased by $21,155 for the six months ended June 30, 1997 as compared to the same period of time in 1996. This increase was primarily due to the costs incurred in connection with the agreement with PAB Oil and Mining Company and the stockholder's meeting/proxy costs.

Results of Operations - 2nd Quarter/Three Month Period
------------------------------------------------------

Revenues increased by $15,397 for the second quarter of 1996 as compared to the same period of time in 1996. This increase was primarily due to the receipt of a large payment from Arapahoe
Mining Company per contract.

Expenses increased by $19,048 for the six months ended June 30, 1997 as compared to the same period of time in 1996. This increase was primarily incurred in connection with the proxies and stockholders' meeting as well as increases in travel and office rented expenses.


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

ITEM 3.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The stockholders approved an "Option Agreement" with PAB Oil and Mining, Inc. as explained in the Notes to the Financial Statements.

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


                REGISTRANT

          HORN SILVER MINES, INC.
          -----------------------
                Registrant




DATED:  October 4, 1997       By:  John P. Bogdanich,
                                   President and Treasurer
                                   (Principal Executive,
                                   Financial and Accounting
                                   Officer)