Form 10QSB
period 1997-09-30
HORN SILVER MINES INC
filed 1998-02-05
CIK 48474

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.

                        FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

Commission File Number: 0-9736


                      HORN SILVER MINES, INC.
    (Exact name of registrant as specified in its charter)


          UTAH                                  87-0299832
---------------------------            -------------------
(State or other jurisdiction            IRS Identification
of incorporation or organization)            Number


4444 South 700 East, Suite 204
Salt Lake City, Utah                               84107
------------------------------                   --------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
  including area code:                     (801) 381-5656
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

                 YES  XX          NO
                    ------          -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      6,314,285 shares of common stock, $.001 par value
      -------------------------------------------------

                     HORN SILVER MINES, INC.

                         FORM 10-QSB

                   QUARTER ENDED JUNE 30, 1997

                       TABLE OF CONTENTS


                  PART I - FINANCIAL INFORMATION

No.                                               Page
---                                               ----

Item 1.  Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . .  3

  Statement of Operations and Changes in
    Stockholders' Equity. . . . . . . . . . . . .   4

      Statement of Operations  . . . . . . . . . .   5

      Statement of Cash Flows  . . . . . . . . . .   6

      Notes to Financial Statements  . . . . . . .   7


Item 2.

      Management's Discussion and
      Analysis of Financial
      Condition and Result of Operations . . . . .  10



                  PART II - OTHER INFORMATION

      Other Information  . . . . . . . . . . . . .  11

      Signature Page . . . . . . . . . . . . . . .  12

                    HORN SILVER MINES, INC.

                         BALANCE SHEET
                       September 30, 1997

                            ASSETS
                            ------

Current Assets:
  Cash                                               $   3,784

Property and Equipment:
  Leasehold Improvements                                 5,634
  Structures and Equipment                               8,441
                                                      --------
                                                        14,075
Less Accumulated Depreciation                          (13,794)
                                                      --------
  Net Property Equipment                                   281
                                                      --------
Other Assets:                                            1,211
                                                      --------
  Total Assets                                       $   5,276


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:
  Accounts Payable                                   $  21,650
  Accrued Liabilities Due to Related Parties             6,080
  Accrued Expenses                                         423
                                                     ---------
    Total Current Liabilities                           28,153
                                                     ---------
Stockholder's Equity:
  Common Stock, par value $.001,
    30,000, shares authorized;
    6,314,285 shares issued
    and outstanding                                      6,314
  Additional Paid in Capital                         1,712,309
  Accumulated Deficit                               (1,741,500)
                                                    ----------
    Total Stockholders' Deficit                        (22,877)
                                                    ----------
    Total Liabilities and Stockholders' Equity      $    5,276

                       Unaudited

                   HORN SILVER MINES, INC.
                 STATEMENT OF OPERATIONS AND
               CHANGES IN STOCKHOLDERS' EQUITY

                                         Nine Month Period Ended
                                              September 30
                                         -----------------------
                                         1997               1996
                                         ----               ----
REVENUES:

  Mineral Royalties                    $ 37,139         $ 13,352
  Interest Income                           139              561
                                       --------         --------
    Total Revenues                       37,278           13,186

EXPENSES:

  Mineral Lease and
    Exploration Expenses                 17,396            1,216
  Salaries and Wages                      4,060            4,800
  General and Administrative             30,001            4,211
  Legal and Accounting                    8,668            7,789
  Taxes and Licenses                      3,083              576
  Directors' and Officer Fees               0             16,894
  Depreciation                              0                267
  Stockholders' Meeting
    and Proxy Fees                       15,993              0
                                        -------          -------
           Total Expenses               $79,201          $35,753

NET GAIN (LOSS)                        $(41,886)        $(21,840)

Stock Issued to Officer
  and Directors                          22,525           22,525

Payment on PAB agreement
  for stock                              21,000             --

Balance, Stockholders' Equity,
December 31, 1996/95                   $(24,516)       $(30,857)
                                       --------        --------
Balance, Stockholders' Equity,
June 30, 1997/1996                     $(43,877)       $(30,172)


                           Unaudited

                  HORN SILVER MINES, INC.

                  STATEMENT OF OPERATIONS

                                       Three Month Period Ended
                                             September 30
                                       ------------------------
                                       1997                1996
                                       ----                ----

REVENUES:

  Mineral Royalties                   $ 10,532          $ 1,734
  Interest Income                           12               72

    Total Revenues                      10,544            1,806

EXPENSES:

  Mineral lease and
    Exploration Expenses                17,396            1,216
  Salaries and Wages                     2,020            1,350
  General and Administrative            11,724            1,188
  Legal and Accounting                   2,200            2,042
  Taxes and Licenses                     2,420              177
  Directors' and Officer Fees               0             5,631
  Depreciation                              0                89
  Stockholders' Meeting and Proxy Fees     455               0
                                        ------            -----
    Total Expenses                    $ 36,215          $11,693
                                       -------          -------
NET GAIN (LOSS)                       $(25,671)         $(9,887)



                            Unaudited

                  HORN SILVER MINES, INC.

                  STATEMENT OF CASH FLOWS

                                          Nine Month Period Ended
                                               September 30
                                          -----------------------
                                          1997               1996
                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net Loss                               $(41,886)      $(21,840)

  Adjustments:
    Depreciation                             --              267
    Increase/(Decrease)
      in Accrued Expenses                     139           (308)
    Increase in liability for
      services rendered to
      officer and directors                  --            5,631
    Decrease in Other Assets                 --              360
    Stock Issued for Expenses              21,000         22,525
                                         --------       --------
                                         $(20,747)      $ (4,627)

CASH FLOWS FROM INVESTING ACTIVITIES:

  None                                       --              --


CASH FLOWS FROM FINANCING ACTIVITIES:

  None                                       --              --

Net Decrease in Cash
  and Cash Equivalents                   $(20,747)    $ (4,627)

Cash and Cash Equivalents
  at Beginning of Period                   24,531       18,636
                                         --------     --------

Cash and Cash Equivalents
  at End of Period                       $  3,784     $ 14,009



                              Unaudited

                   HORN SILVER MINES, INC.

                NOTES TO FINANCIAL STATEMENTS
                     September 30, 1997


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

Net Operating Loss Carryforward
-------------------------------

At December 31, 1996 the Company had a new operating loss carryforward available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount of loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,640,000 which begins to expires in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at September 30, 1997.

2.    Mineral Properties
      ------------------

No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of September 30, 1997.

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

4.    Related Party Transactions
      --------------------------

The Company has paid legal fees and related costs to a law firm (in which one of its directors is a shareholder) of approximately $850 in legal fees in the year 1996. The amount of $9,182 has been paid thus far in the third quarter of 1997, which is mostly attributed to the agreement with PAB Oil and Mining Co. and the stockholders' meeting/proxy efforts.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULT OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

Working capital decreased by approximately $1,639 for the nine months ended September 30, 1997 for a total deficit of ($22,877).


Results of Operations - Nine Month Period
-----------------------------------------

Revenues increased by $24,072 for the nine month period of 1997 as compared to the same period of time in 1996. This was primarily due to a large payment from Arapahoe Mining Company per contract.

Expenses increased by $43,448 for the nine months as compared to the same period of time in 1996. This was mainly due to the costs incurred with the agreement with PAB Oil and Mining Company and the stockholder's meeting/proxy costs.

Results of Operations - 3rd Quarter Period
------------------------------------------

Revenues increased by $8,738 for the third quarter of 1997 as compared to the same period of time in 1996. This was largely due to a large payment from Arapahoe Mining Company per contract.

Expenses increased by $24,522 for the third quarter of 1997 as compared to the same period of time in 1996. The extra expenses were incurred in connection with the exploration expenses on mineral properties increase in office rent expense (new location).

                  HORN SILVER MINES, INC.

             (An Exploratory Stage Company)

              PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings
            -----------------

      Horn Silver Mines, Inc. is unaware of any threatened or pending litigation.

ITEM 2.     Change in Securities
            --------------------

      None

ITEM 3.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      None

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

                        REGISTRANT

                  HORN SILVER MINES, INC.
                  -----------------------
                        Registrant


DATED:  12/21/97                    By:   John P. Bogdanich,
                                        President and Treasurer
                                        (Principal Executive and
                                        Financial Officer)