Form 10KSB
period 1997-12-31
HORN SILVER MINES INC
filed 1998-04-14
CIK 48474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997, or

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for its most recent fiscal year were $42,629. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1998 was approximately $680,000 calculated using a per share price of $.16. As of March 31, 1997, Registrant had outstanding 6,088,966 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:

            None.

   Transitional Small Business Disclosure Format (check one):
                        Yes [ ]  No [X]

                         HORN SILVER MINES, INC.
                            INDEX-FORM 10-KSB

                                     PART I
                                                             Page
                                                             ----
Item 1.     Description of Business . . . . . . . . . . . . . 1

Item 2.     Description of Properties . . . . . . . . . . . . 9

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . .12

Item 4.     Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . . . . .12

                                  PART II

Item 5.     Market for the Common Equity and
            Related Stockholder Matters. . . . . . . . . . . .13

Item 6.     Management's Discussion and Analysis
            or Plan of Operations  . . . . . . . . . . . . . .13

Item 7.     Financial Statements and Supplementary Data  . . .15

Item 8.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . 15

                                  PART III

Item 9.     Directors, Executive Officers,
            Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act . . . . . .15

Item 10.    Executive Compensation . . . . . . . . . . . . . .16

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . . 17

Item 12.    Certain Relationships and Related Transactions . .17

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K . . . . . . . . .18

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

      From the time of its incorporation in 1971 until mid 1974, the Company was essentially inactive. During that period of time, negotiations were carried out to acquire mining properties, but none of the transactions was concluded. In July, 1974, the Company negotiated the acquisition of two mining contracts to mine and operate the old Horn Silver Mine properties consisting of 244 patented mining claims located near Frisco, Utah, in the San Francisco Mining District in Beaver County, Utah (the "Horn Silver Mine properties") from Cameron Mining Company ("Cameron"), an affiliated corporation. Cameron agreed to transfer its contract rights to operate these properties consisting of approximately 4,100 acres and the results of its exploration efforts to the Company in exchange for the issuance of 75,000 shares of the Company's common stock (the "Common Stock").

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

      The Company purchased milling equipment and a right to lease a patented millsite adjoining the Horn Silver Mine properties from Tintic in 1974. The Company also acquired the right to use a mineshaft in an adjoining mine owed by Tintic to the 800 foot level where a crosscut provides access to the old Horn Silver Mine. In exchange for these rights, the Company issued 200,000 shares of Common Stock to Tintic.

      On August 12, 1980, the Company completed a Regulation A offering of its Common Stock. The Company sold the entire offering of 2,500,000 shares at a price of $0.40 per share. From this offering, the net cash proceeds to the Company, after deducting underwriting commissions and other expenses of the offering, was $815,800. The Company used $200,000 of the net proceeds to exercise the option to purchase a 40% interest in 244 mining claims from Wangenheim & Wanger.

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

      In 1989, the Company acquired a one-half interest in the Imperial Mine and adjacent patented mining claims that adjoin the Horn Silver Mine properties and located approximately 200 new mining claims covering approximately 4,000 acres which are contiguous to the Horn Silver Mine properties. The Imperial Mine consists of seven patented mining claims covering 105 acres. In 1990, the Company located an additional 25 new mining claims covering approximately 500 acres, which are also contiguous to the Horn Silver Mine properties. See "Item
1. Business Exploration and Development Activities in 1989" and "Exploration and Development Activities in 1990."

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

      On April 28, 1994, the Company entered into a mining lease with Dotson Exploration Company ("Dotson Exploration"), a Utah mining company, which conveyed to Dotson Exploration the right to conduct exploration and, if warranted, development and mining activities on 13 patented lode mining claims covering 219 acres located in Beaver Lake Mining District. In the event any ore is mined from the mining properties, Dotson Exploration agrees to pay to the Company a 5% royalty on all ore mined from the properties. Dotson Exploration also agrees to pay the Company $10,000 in advance royalties upon execution of the lease, with annual payments thereafter of $7,500 per year. The lease was subsequently transferred by Dotson Exploration to Centurion Mines Corporation ("Centurion"). Centurion has conducted an extensive drilling program on the mining properties in 1994, 1995 and 1996. See "Item I. Business - Exploration and Development Activities in 1994," "Exploration and Development Activities in 1995," and "Exploration and Development Activities in 1996."

      On October 8, 1996, the Company entered into an option agreement (the "Option Agreement") with PAB Oil & Mining, Inc. ("PAB"), a Utah-based mining company. Under the terms of an Option Agreement, which was approved at the Company's Annual Meeting of Shareholders held on March 28, 1997, PAB was granted the right to purchase shares of the Company's Common Stock for $850,000, such that after the issuance of the shares PAB would hold 75% of the Company's outstanding Common Stock. The proceeds from the sale of the Company's stock to PAB will be used to finance a major exploration and development program on the Company's mining properties.

      The planned exploration and development program includes reopening and repairing the main access shaft of the Horn Silver Mine located on the Company's mining properties and reopening the main 650-foot haulage level of the mine. Specific exploration and development activities planned include the installation of a double drum hoist, rehabilitation of the existing headframe, installation of piping for water and compressed air in the main access shaft and the main 650-foot haulage level, replacement of the underground track, replacement of timber in the main 650-foot haulage level, and any additional work required to place the access shaft and 650-foot haulage level in an operable condition. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc."

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

      On September 1, 1997, the Company entered into a mining lease with World Hydrocarbons, Inc. ("World Hydrocarbons") and Minerals Processing, Inc. ("Minerals Processing"), which granted World Hydrocarbons and Minerals Processing the right to conduct exploration and, if warranted, mining activities on the wollastonite reserves located on five patented and one unpatented mining claims covering approximately 100 acres on the Horn Silver Mine properties. If wollastonite or any other minerals is mined from the wollastonite reserves, World Hydrocarbons and Minerals Processing agree to pay to the Company a 6% production royalty on net returns. World Hydrocarbons and Minerals Processing also agree to pay to the Company minimum royalties of $1,500 per month. The minimum royalties are to be credited toward any future production royalties. See "Item 1. Business -Mining Lease with World Hydrocarbons, Inc. and Minerals Processing, Inc.

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

      In the event that PAB exercises the initial option by paying the additional $175,000 to the Company, the Company is required to use the funds, to the extent of not more than $100,000, to rehabilitate the main access shaft of the Horn Silver Mine located on the Company's mining properties in Milford, Utah, and the main 600 foot haulage level, including the installation of an approved double-drum hoist, rehabilitation of the existing headframe, installation of piping for water and compressed air in the shaft and the main 650 foot haulage level, replacement of the underground track where needed, replacing any timbering in the main 650 foot haulage level where required, and whatever additional work is required to place the shaft and the main 650 foot haulage level in an operable condition. The required work to rehabilitate the main access shaft of the Horn Silver Mine must be performed by reputable independent mining contractors selected by the Company's Board of Directors on the basis of experience, ability and cost.

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

      As PAB makes payments to the Company under the second option, the Company is required to use the funds to further explore and develop the Horn Silver Mine properties. Finally, the terms of the Option Agreement allow PAB to appoint at least two of the six members of the Company's Board of Directors, one of whom shall also be named as an officer of the Company. This right shall continue throughout the option periods unless PAB decides to terminate the Option Agreement.

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

Mining Lease with World Hydrocarbons, Inc. and Minerals
Processing, Inc.

      On September 1, 1997, the Company entered into a mining lease with World Hydrocarbons, Inc. ("World Hydrocarbons") and Minerals Processing, Inc. ("Minerals Processing"), which provides World Hydrocarbons and Minerals Processing with the right to explore and mine the wollastonite reserves found on five patented and one unpatented mining claims covering approximately 100 acres on the Horn Silver Mine properties. The term of the lease is for five years, with four additional five-year renewal periods. World Hydrocarbons and Minerals Processing can elect to extend the lease for additional five-year periods after the initial term by giving notice to the Company prior to the expiration of the initial term or any additional term as the case may be.

      The lease requires minimum royalty payments in the amount of $1,500 per month, with the first payment to be made on the date the lease is executed. World Hydrocarbons and Minerals Processing are also required to pay a production royalty to the Company equal to 6% of net returns. Net returns is defined as the gross amount received from any product derived from wollastonite or other minerals obtained from the wollastonite reserves. All minimum royalty payments are to be credited toward any future production royalties. The lease can be terminated by World Hydrocarbons and Minerals Processing by giving the Company 60 days' advance notice of termination.

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

Exploration and Development Activities in 1997

      During 1997, the Company performed rehabilitation work on the King David shaft, the main access shaft of the Horn Silver Mine, utilizing the payments it received from PAB pursuant to the Option Agreement. The rehabilitation work was conducted by Dotson Exploration and included the completion of surface work around the head frame of the King David shaft. In addition, the Company began construction of a 80,000 square foot leach pad on the Horn Silver Mine properties.

      The Company also arranged for Charles M. Ross, a consulting geologist, to conduct soil grid samples on the western part of the Horn Silver Mine properties. About 540 samples were taken from the properties and analyzed for gold content. The exploration work and the progress report that Mr. Ross prepared revealed the occurrence of substantial low grade gold values in the soil samples. The Company is planning follow up work on this sampling program in 1998.

      Finally, the Company commissioned a study on the potential of the oxide zinc deposits on the Horn Silver Mine properties. The study was completed by Robert Shantz, a metallurgist, and entitled, "Potential Treatment of Oxide Zinc Ores from the Horn Silver Mine." The study concluded that there was a promising potential for marketing a zinc oxide precipitate from the oxide zinc deposits on the Horn Silver Mine properties for use as fertilizer and an animal feed additive.

      The most profitable approach for treating the Company's oxide zinc deposits, according to the report, is an ammonia leach in which the oxide zinc deposits are bleached and purified, then the loaded solution is heated with steam to precipitate a basic zinc carbonate, and finally the zinc carbonate is calcined to produce zinc oxide. The Company is encouraged by the results of this report and a review of the report will be made by the Company in 1998.

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

Employees

      As of March 31, 1998, the Company had one part-time employee, a secretary, who performs clerical work for the Company. All other work, legal and accounting, is performed on a fee basis. The Company's activities in connection with the acquisition, exploration and development of mining and other mineral properties and the negotiation with potential joint venture partners are now conducted principally by John P. Bogdanich, the newly elected President, Chief Executive Officer and Treasurer of the Company, who also serves as President of PAB Oil & Mining, Inc. See "Item 10. Directors and Executive Officers of the Registrant." Murray C. Godbe, III, Vice President and a director of the Company, will assist Mr. Bogdanich from time to time with the planned exploration and development program on the Company's mining properties. The Company presently has no plans to expand its staff.

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

      The Company has not undertaken an evaluation of the oil and gas properties in order to determine the estimated net proved reserves of oil or gas and the future net revenue attributable thereto. In management's opinion, the revenues received from the Company's interest in the oil and gas properties and the estimated total value of its interest are not substantial enough to warrant the expenditure necessary to provide a disclosure of proved oil and gas reserves. From January 1, 1997 to December 31, 1997, the Company received $800 in production payments from its royalty interest in the leases. The Company received $431 in production payments in fiscal 1996 from the leases.

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

     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is currently traded in the over-the-counter market under the trading symbol "HRNS." Prior to April 30, 1997, the Company's trading symbol was "HORN." The following are the high and low closing bid prices of the Common Stock on the OTC Bulletin Board and pink sheets as reported by the National Quotation Bureau, LLC for the periods indicated.

          Period                               Bid Price
      Calendar Year                        High              Low


      1996<F1>
            First Quarter                  .01               .01
            Second Quarter                 .01               .01
            Third Quarter                  .005              .005
            Fourth Quarter                 .005              .005

      1997<F1><F2>
            First Quarter                  .005              .0025
            Second Quarter                 .39               .0025
            Third Quarter                  .51               .22
            Fourth Quarter                 .41               .25

      1998<F2>
            First Quarter                  .28               .13


----------------------

<F1> The bid prices for  calendar  year 1996 and the first  quarter of  calendar year 1997 reflect the trading of the Common Stock prior to the approval of the 1-for-20 reverse stock split at the Annual Meeting of Shareholders held on March 28, 1997.

<F2> The bid prices for the second,  third and fourth  quarters of calendar year
1997 and the first quarter of calendar 1998 reflect the trading of the Common Stock following the approval of the 1-for-20 reverse stock split.

      The bid prices represent quotations between dealers without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

      At March 31, 1998, there were 6,853 record holders of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations.

ITEM 6.  Management's Discussion and Analysis or Plan of
Operations

Liquidity and Capital Resources

      Cash decreased by $22,315 during the 1997 fiscal year. The principal loss of cash during 1997 was from the net loss from operations of $33,984. However, the Company received $17,500 in payments from PAB during 1997 pursuant to the Option Agreement. The Company is currently unable to finance its operations from its operating revenues and cash flow. Moreover, the Company currently has no credit facility with a lending institution. There remains only $2,216 in cash as of December 31, 1997 from the proceeds of the Company's 1980 Regulation A stock offering.

      The Company does not anticipate spending any of its remaining cash reserves during the 1998 fiscal year for exploration or development activities. However, in the event PAB exercises the initial option under the Option Agreement by paying additional funds to the Company, the Company is required to use the funds for exploration and development activities on its mining properties. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc." The Company plans to continue to actively seek joint ventures for exploration and development activities during 1998.

Results of Operations

      Year Ended December 31, 1997 Compared to Year Ended
December 31, 1996

      Revenues increased by $28,537, or 203%, to $42,629 for the year ended December 31, 1997, from $14,092 for the year ended December 31, 1996. Mineral royalties increased by $28,581, or 218%, to $41,681 in fiscal 1995 from $17,200 in fiscal 1994. The increase was primarily due to an increase in the royalty payments the Company received from Centurion, Minerals Processing and Arapahoe. The $41,680 in mineral royalties in 1997 included $9,000 in advance royalty payments from the mining lease assigned to Centurion, $7,500 in royalty payments from the mining lease with World Hydrocarbons and Minerals Processing and $25,139 from the sale of the Arapahoe stock that the Company received through a prior agreement with Arapahoe.

      Interest income from investment of funds decreased by $413, or 74%, to $148 in fiscal 1997 from $561 in fiscal 1996 due to a decrease in the amount of funds invested than in the preceding year. The Company received $800 in other income in fiscal 1997 representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. These payments represented an increase of $369, or 86%, in the royalty payments the Company received in fiscal 1997 over fiscal 1996 due to an increase in production from the oil wells on the leases.

      Expenses increased by $21,337, or 39%, to $76,613 in fiscal 1997 from $55,276 in fiscal 1996. Contributing to this reduction in expenses was a $22,627 increase in general and administrative expenses to $76,332 in fiscal 1997 from $53,705 in fiscal 1996. The increase in general and administrative expenses reflected the cost of the Company moving its executive offices, payment of the remaining costs associated with the transaction with PAB, including legal and accounting expenses, the cost of an independent contractor to locate lost shareholders, and the increased level of the Company's mining activities in fiscal 1997.

      Year Ended December 31, 1996 Compared to Year Ended
December 31, 1995

      Revenues decreased by $3,057, or 17.8%, to $14,092 for the year ended December 31, 1996, from $17,149 for the year ended December 31, 1995. Mineral royalties decreased by $2,800, or 17.6%, to $13,100 in fiscal 1996 from $15,900 in fiscal 1995. This reduction was primarily due to the termination of the mining lease with Frisco Rock, Inc. in 1996. The $13,100 in mineral royalties in 1996 included $9,900 in advance royalty payments from the mining lease assigned to Centurion and $3,200 in royalty payments from the mining lease with Frisco Rock, Inc.

      Interest income from investment of funds increased by $11, or 2.0%, to $561 in fiscal 1996 from $550 in fiscal 1995 due to an increase in the amount of funds invested over the preceding year. The Company received $431 in other income in fiscal 1996 primarily representing royalty payments from its interest in two oil and gas leases in Osage County, Oklahoma. The payments represented a decrease of $268, or 38.3% in the royalty payments the Company received in fiscal 1996 over fiscal 1995 due to a reduction in production from the oil wells on the leases.

      Expenses increased by $3,609, or 7.0%, to $55,276 in fiscal 1996 from $51,667 in fiscal 1995. Contributing to this increase in expenses was a $2,395 increase in general and administrative expenses to $53,705 in fiscal 1996 from $51,310 in fiscal 1995. The increase in general and administrative expenses reflected an increase in legal and accounting expenses in fiscal 1996 due to the transaction with PAB, including preparation of proxy materials filed with the

Securities and Exchange Commission to obtain shareholder approval of the transaction at the Annual Meeting of Shareholders. Carrying costs for mineral leases increased by $1,216 in fiscal 1996 over fiscal 1995 due to the additional costs of maintaining the Company's unpatented mining claims under new federal mining regulations.

ITEM 7.  Financial Statements and Supplementary Data

      The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.


    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the
Exchange Act

      The Company's Board of Directors currently consists of five persons. The following table sets forth certain information with respect to the directors and executive officers of the Company:

                              Director or        Position with
  Name                  Age   Officer Since      the Company
  ----                  ---   -------------      --------------
John P. Bogdanich        44   September 1995     Chairman of the
                                                 Board, President,
                                                 Chief Executive
                                                 Officer and
                                                 Treasurer

Murray C. Godbe, III     72   July 1984          Vice President
                                                 and Director
Melvin E. Leslie         69   April 1997         Secretary and
                                                 Director
Randall A. Mackey        52   July 1998          Director
Jeff D. Gentry           39   April 1997         Director


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

      Randall A. Mackey has served as director of the Company since July 1981. He has been a shareholder in the Salt Lake City law firm of Mackey Price & Williams since May 1989. From 1979 to 1989, he practiced law with the Salt Lake City law firm of Fabian & Clendenin, where he was a shareholder and director of the firm from 1982 to 1989. From 1977 to 1979, Mr. Mackey was associated with the Washington, D.C. law firm of Hogan & Hartson. Mr. Mackey received a B.S. degree in economics from the University of Utah in 1968, a M.B.A. degree from Harvard University in 1970, a Juris Doctor degree from Columbia University in 1975, and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as a director of Paradigm Medical Industries, Inc., which develops and manufactures ophthalmic surgical systems, since November 1995 and as a director of Cimetrix Incorporated, a software development company, since January 1998.

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

      The Board of Directors of the Company held one meeting in 1997. No director attended fewer than 75% of all meetings of the Board of Directors in 1997.

ITEM 10.  Executive Compensation

Executive Officer Compensation

      The following table sets forth, for each of the last three fiscal years, the compensation received by John P. Bogdanich, the Company's President, Chief Executive Officer and Treasurer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 1997 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1997.



            Summary Compensation Table

                               Annual Compensation
                  --------------------------------------------
                                                                           Other
                                                                          Annual
   Name and                                        Compensa-
Principal Position   Year  Salary($)  Bonus($)       tion($)
------------------   ----  ---------  --------     ---------
John P. Bogdanich    1997     $ 0          0           0
Chairman of the      1996       0          0           0
Board, President,    1995       0          0           0
Chief Executive
Officer, Treasurer

                             Long-Term Compensation
                   ---------------------------------------------
                  Restricted    Securities   Long-term  All Other
                     Stock      Underlying   Incentive  Compensa-
                   Awards($)  Options/SAR(#)  Payout($)  tion($)
                 -----------  --------------  ---------  -------
      1997              0           0            0           $0
      1996              0<F1>       0            0            0
      1995              0<F1>       0            0            0

--------------------

<F1>  Does not include 25,000 shares of the Company's Common
Stock issued to Mr. Bogdanich in both fiscal 1995 and fiscal 1996 for serving as a director of the Company. Mr. Bogdanich was elected President, Chief Executive Officer and Treasurer of the Company on April 4, 1997. No shares of Common Stock were issued to Mr. Bogdanich in fiscal 1997 for serving as an officer and a director of the Company.


      The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1997, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1997.


        Aggregated Option/SAR Exercises in Last Fiscal Year and
                  Fiscal Year-End Option/SAR Values

                                           Number of Securities
                                           Underlying Unexercised
                                           Options/SARs at
                                           December 31, 1997(#)
                 Shares                   -----------------------
               Acquired on    Value
  Name       Exercise(#)   Realized($)  Exercisable Unexercisable
  ----       -----------   -----------  ----------- -------------

John P.
Bogdanich         -0-         -0-          -0-         -0-

Murray C.
Godbe, III        -0-         -0-          -0-         -0-

Melvin E.
Leslie            -0-         -0-          -0-         -0-


                                    Value of Unexercised
                              In-the-Money Options/SARs at
                                    December 31, 1997($)
                             -----------------------------
   Name                       Exercisable      Unexercisable
   ----                       -----------      -------------

John P. Bogdanich             -0-                -0-
Murray C. Godbe, III          -0-                -0-
Melvin E. Leslie              -0-                -0-


Director Compensation

      Directors of the Company were not paid any director's fees for their services during fiscal 1997. However, the directors were who served on the Board of Directors during fiscal 1995 and 1996 were each issued 25,000 shares of the Company's Common Stock for each of the years they served as a director.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
            Management

      The following table sets forth, as of March 31, 1998, the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, by each director, and by all directors and executive officers as a group.


Name and Address<F1>     Number of Shares    Percent of Ownership
-------------------     ----------------    --------------------

John P. Bogdanich             50,000                   *
Estate of Page P.
 Blakemore, Sr             1,373,574                22.6%
Murray C. Godbe, III         206,775                 3.4%
Melvin E. Leslie               --
Randall A. Mackey            186,500                 3.1%
Jeff D. Gentry                 --                      *
All directors and
executive officers
as a group (5 persons)     1,816,849                29.8%

----------------------
*     Less than 1% of outstanding shares

<F1>   The address for Mr.  Bogdanich is 2667 East  Capricorn  Way, Salt Lake
City, Utah 84124. The address for Mr. Godbe is 1530 West Stansfield Drive, Kanab, Utah 84741. The address for Mr. Leslie is 1947 East Orchard Drive, Salt Lake City, Utah 84106. The address for Mr. Mackey is 1474 Harvard Avenue, Salt Lake City, Utah 84105. The address for Mr. Gentry is P.O. Box 920078, Snowbird, Utah 84092.

ITEM 12.  Certain Relationships and Related Transactions

      In October 1996, the Company entered into an option agreement (the "Option Agreement") with PAB, which was approved at the Company's Annual Shareholders Meeting held on March 28, 1997. Under the terms of the Option Agreement, PAB is granted options to purchase shares of the Company's Common Stock for $850,000, such that after the issuance of the shares PAB will hold 75% of the Company's outstanding Common Stock. Mr. Bogdanich, Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company, also serves as President and a director of PAB. Mr. Leslie, Secretary and a director of the Company, also serves as a director of PAB. See "Item 1. Business - Option Agreement with PAB Oil & Mining, Inc."

      Randall A. Mackey, a director of the Company, is a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company. Legal fees and expenses paid to the firm for the years ended December 31, 1996 and 1997, totaled $9,222 and $9,507, respectively.

                                     PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

      (a)   Financial Statements Filed

            Report of Independent Accountants

            Balance Sheet - December 31, 1997

            Statement of Operations - Years Ended December 31,
                  1996, and 1997

            Statement of Stockholders Equity - January 1, 1996 to
                  December 31, 1997

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

                  B.* Bylaws (Exhibit 3A to Registration Statement on Form S-14, No 2-78284, filed March 29, 1983)

                  C.* Specimen Stock Certificate (Exhibit 3A to Registration Statement on Form S-14, No 2-78284, filed March 29,
                        1983)

            10.   A.*   Mining Lease with Dotson Exploration
                        Company (Exhibit 10B to Annual Report on
                        Form 10-K, No. 0-9739, November 24, 1995)

                  B.*   Option Agreement with PAB Oil & Mining,
                        Inc. (Exhibit to Preliminary Proxy
                        Statement, No. 1-8757, February 7, 1997)

                  C.    Mining Lease with World Hydrocarbons,
                        Inc. and Minerals Processing, Inc.

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

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Page
                                                              ----
      Independent Auditor's Report . . . . . . . . .          F-1

      Balance Sheet  . . . . . . . . . . . . . . . .          F-2

      Statement of Operations  . . . . . . . . . . .          F-3

      Statement of Stockholders' deficit . . . . . .          F-4

      Statement of Cash Flows  . . . . . . . . . . .          F-5

      Notes to Financial Statements. . . . . . . . .          F-6

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, Utah, on this 13th day of April, 1998.

                              HORN SILVER MINES, INC.

                              By: /s/ John P. Bogdanich
                                 --------------------------------
                              John P. Bogdanich
                              Chairman of the Board, President,
                              Chief Executive Officer, and
                                    Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

      SIGNATURE                   TITLE                           DATE


/s/ John P. Bogdanich      Chairman of the Board,               April 13, 1998
-------------------------  President, Chief Executive
John P. Bogdanich             Officer and Treasurer
                              (Principal Executive,
                            Financial and Accounting
                                    Officer)


/s/ Murray C. Godbe, III   Vice President and Director          April 13, 1998
-------------------------
Murray C. Godbe, III

/s/ Melvin E. Leslie       Secretary and Director               April 13, 1998
-------------------------
Melvin E. Leslie

/s/ Randall A. Mackey      Director                             April 13, 1998
-------------------------
Randall A. Mackey

/s/ Jeff D. Gentry         Director                             April 13, 1998
-------------------------
Jeff D. Gentry

                                                         HORN SILVER MINES, INC.

                                                   Index to Financial Statements

--------------------------------------------------------------------------------







                                                                        Page


Independent auditors' report                                             F-1


Balance sheet                                                            F-2


Statement of operations                                                  F-3


Statement of stockholders' deficit                                       F-4


Statement of cash flows                                                  F-5


Notes to financial statements                                            F-6

                                                         HORN SILVER MINES, INC.


                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Horn Silver Mines, Inc.


We have audited the balance sheet of Horn Silver Mines, Inc., as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horn Silver Mines, Inc., as of December 31, 1997 and 1996, and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that matter are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        TANNER+Co.


Salt Lake City, Utah
March 16, 1998

                                                                                   HORN SILVER MINES, INC.
                                                                                             Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------



              Assets                                                         1997              1996
              ------
                                                                       -----------------------------------

Current assets - cash                                                  $           2,216 $          24,531
                                                                       -----------------------------------

Property and equipment:
     Leasehold improvements                                                        5,634             5,634
     Structures and equipment                                                      8,441             8,441
                                                                       -----------------------------------

                                                                                  14,075            14,075

Less accumulated depreciation and amortization                                   (14,075)          (13,794)
                                                                       -----------------------------------

                  Net property and equipment                                           -               281
                                                                       -----------------------------------

Other assets                                                                       1,211             1,211
                                                                       -----------------------------------

                  Total assets                                         $           3,427 $          26,023
                                                                       ===================================

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                  $           8,625 $          19,212
     Related party payables                                                       31,043            31,043
     Accrued expenses                                                                 29               284
                                                                       -----------------------------------

                  Total current liabilities                                       39,697            50,539
                                                                       -----------------------------------

Commitments                                                                            -                 -

Stockholders' deficit:
     Common stock, par value $.001, 30,000,000 shares
       authorized and 6,088,966 shares issued
       and outstanding for 1997 and 1996, respectively                             6,089             6,089
     Additional paid-in capital                                                1,691,239         1,669,009
     Accumulated deficit                                                      (1,733,598)       (1,699,614)
                                                                       -----------------------------------

                  Total stockholders' deficit                                    (36,270)          (24,516)
                                                                       -----------------------------------

                  Total liabilities and stockholders' deficit          $           3,427 $          26,023
                                                                       ===================================



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-2


                                                                                   HORN SILVER MINES, INC.
                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------






                                                                             1997              1996
                                                                       -----------------------------------

Revenues:
     Mineral royalties                                                 $          41,681 $          13,100
     Interest                                                                        148               561
     Other income                                                                    800               431
                                                                       -----------------------------------

                  Total revenues                                                  42,629            14,092
                                                                       -----------------------------------

Expenses:
     General, administrative and exploration                                      76,332            53,705
     Carrying costs for mineral leases                                                 -             1,216
     Depreciation                                                                    281               355
                                                                       -----------------------------------

                  Total expenses                                                  76,613            55,276
                                                                       -----------------------------------

Loss before benefit for income taxes                                             (33,984)          (41,184)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss                                             $         (33,984) $        (41,184)
                                                                       ===================================

Loss per common share                                                  $            (.01) $           (.01)
                                                                       ===================================






-----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-3


                                                                                   HORN SILVER MINES, INC.
                                                                        Statement of Stockholders' Deficit

                                                                    Years Ended December 31, 1997 and 1996
-------------------------------------------------------------------------------------------------------------------





                                                                Additional
                                         Common Stock            Paid-In       Accumulated
                                ------------------------------
                                    Shares         Amount        Capital         Deficit         Total
                                --------------------------------------------------------------------------

Balance,
January 1, 1996                       5,863,966 $        5,864 $   1,621,709 $     (1,658,430)$    (30,857)

Common stock issued for
officers' compensation and
directors' fee                          225,000            225        22,300                -       22,525

Contributed capital in
exchange for the option to
purchase company stock                        -              -        25,000                -       25,000

Net loss                                      -              -                        (41,184)     (41,184)
                                --------------------------------------------------------------------------

Balance,
December 31, 1996                     6,088,966          6,089     1,669,009       (1,699,614)     (24,516)

Contributed capital in
exchange for the option to
purchase company stock                        -              -        22,230                -       22,230

Net loss                                      -              -             -          (33,984)     (33,984)
                                --------------------------------------------------------------------------

Balance,
December 31, 1997                     6,088,966 $        6,089 $   1,691,239 $     (1,733,598)$    (36,270)
                                ==========================================================================





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-4


                                                                                   HORN SILVER MINES, INC.
                                                                                   Statement of Cash Flows

                                                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------





                                                                             1997              1996
                                                                       -----------------------------------

Cash flows from operating activities:
     Net loss                                                          $         (33,984)$         (41,184)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation                                                                281               355
         Stock issued for services                                                     -            22,525
         Decrease in other assets                                                      -               360
         Decrease in:
              Accounts payable                                                   (10,842)             (772)
              Accrued liabilities                                                      -              (390)
                                                                       -----------------------------------

                  Net cash used in
                  Operating activities                                           (44,545)          (19,106)
                                                                       -----------------------------------

Cash flows from investing activities                                                   -                 -
                                                                       -----------------------------------

Cash flows from financing activities-
     proceeds from option agreement                                               22,230            25,000
                                                                       -----------------------------------


                  Net (decrease) increase in cash                                (22,315)            5,894

Cash, beginning of year                                                           24,531            18,637
                                                                       -----------------------------------

Cash, end of year                                                      $           2,216 $          24,531
                                                                       ===================================





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-5


                                                         HORN SILVER MINES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------


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


Stock Split
During the year 1997, the Company's shareholders approved a reverse stock split of 1 share for each 20 shares held. The financial statements have been restated to reflect the reverse stock split as if it had taken place at January 1, 1996.


Loss Per Common Share
Loss per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Per share amounts assuming dilution would be the same due to the antidilutive effect of common stock equivalents.


--------------------------------------------------------------------------------

                                                         HORN SILVER MINES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



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


Reclassification
Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


2.   Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1997, the Company had a deficit in working capital of $6,438, an accumulated deficit of $1,733,598 and incurred a net loss of $33,984 for the year ended December 31, 1997. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management anticipates that equity funding, resulting from the agreement described in note 3 will provide positive cash flow. However, there can be no assurance such funding will be received.


3.   Related Party Transactions
Related party payables consist of amounts due to officers and directors related to compensation, fees, and expense reimbursements.


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


--------------------------------------------------------------------------------

                                                         HORN SILVER MINES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Related Party Transactions Continued
A director of the Company, is President and a shareholder of a law firm which has rendered legal services to the Company. Legal fees and related costs paid to the firm for the year ended December 31, 1997 and 1996 totaled $14,007 and $9,177, respectively.


4.   Income Taxes
The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Benefit for income taxes at
   statutory rate                       $          11,000 $         14,000
Change in valuation allowance                     (11,000)         (14,000)
                                        -----------------------------------

                                        $               - $              -
                                        ===================================



Deferred tax assets consist of the following:


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Operating loss carryforwards            $         588,000 $        577,000
Valuation allowance                              (588,000)        (577,000)
                                        -----------------------------------

                                        $               - $              -
                                        ===================================



The Company has net operating loss carryforwards of approximately $1,731,000, which begin to expire in the year 2000. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can utilized.



--------------------------------------------------------------------------------

                                                         HORN SILVER MINES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Supplemental Cash Flow Disclosure
There were no amounts paid for interest and income taxes for the years ended December 31, 1997 and 1996.

During the year ended December 31, 1997, the Company issued 225,000 shares of common stock in exchange for reduction of related party payable of $31,043.


6.   Loss Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


Loss per share information in accordance with SFAS 128 is as follows:


                                          Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $        (33,984)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                     (33,984)       6,295,000 $       (.01)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $        (33,984)       6,295,000 $       (.01)
                                 ===============================================




--------------------------------------------------------------------------------

                                                         HORN SILVER MINES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Loss Per Share Continued

                                         Year Ended December 31, 1996
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $        (41,184)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                     (41,184)       5,976,000 $       (.01)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $        (41,184)       5,976,000 $       (.01)
                                 ===============================================



7.   Commitments
The Company has entered into various cancelable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimum payments of approximately $100 per claim. Certain leases also have provisions allowing the Company to purchase all rights to the properties thereby reducing future commitments for royalty payments. The leases are cancelable at the Company's option at any time which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.



--------------------------------------------------------------------------------