Form 10QSB
period 1998-03-31
HORN SILVER MINES INC
filed 1998-09-10
CIK 48474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission File Number: 0-9736


                             HORN SILVER MINES, INC.
                           (Exact Name of Registrant)


          UTAH                                                     87-0299832
(State or other jurisdiction                                  IRS Identification
of incorporation or organization)                                    Number


4444 South 700 East, Suite 204
Salt Lake City, Utah                                                    84107
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
  including area code:                                            (801) 381-5656


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X          NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, $.001 par value                                  6,088,966
-----------------------------                                  ----------------
          Title of Class                                       Number of Shares
                                                               Outstanding as of
                                                               March 31, 1997

                             HORN SILVER MINES, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

No.                                                                         Page

Item 1.  Financial Statements

Balance Sheets.................................................................3

         Statement of Operations and Changes in
         Stockholders' Equity..................................................4

         Statement of Cash Flows...............................................5

         Notes to Financial Statements.........................................6


Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Result of Operations....................................9



                           PART II - OTHER INFORMATION

         Other Information....................................................10

         Signature Page.......................................................11

                             HORN SILVER MINES, INC.

                                  BALANCE SHEET
                                 March 31, 1998

                                     ASSETS

Current Assets:
         Cash                                                       $     1,957

Property and Equipment:
         Leasehold Improvements                                           5,634
         Structures and Equipment                                         8,441
                                                                         14,075
Less Accumulated Depreciation                                           (14,075)
         Net Property Equipment                                            --

Other Assets:                                                             1,211
                                                                    -----------
         Total Assets                                               $     3,168


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable                                           $     8,625
         Accrued Liabilities Due to Related Parties                      31,043
         Accrued Expenses                                                   232
                                                                    -----------
                  Total Current Liabilities                              39,900

Stockholder's Equity:
         Common Stock, par value $.001,
           30,000,000 shares authorized;
           6,088,966 shares issued
           and outstanding                                                6,089
         Additional Paid in Capital                                   1,695,639
         Accumulated Deficit                                         (1,738,460)
                                                                    -----------
                  Total Stockholders' Deficit                           (36,732)

         Total Liabilities and Stockholders' Equity                 $     3,168





                                    Unaudited

                             HORN SILVER MINES, INC.

                           STATEMENT OF OPERATIONS AND
                         CHANGES IN STOCKHOLDERS' EQUITY



                           Three Month Period Ended
                                    March 31,
                                  ------------
                                                             1998          1997
                                                             ----          ----
REVENUES:

         Mineral Royalties                               $  4,500      $  1,505
         Interest Income                                        7            25
                                                         --------      --------

                  Total Revenues                            4,507         1,530

EXPENSES:

         Mineral Lease and Exploration Expenses               500             0
         Salaries and Wages                                   900         1,020
         General and Administrative                         4,762         3,357
         Legal and Accounting                               4,160         4,390
         Taxes and Licenses                                   625           340
         Directors' and Officer Fees                         --            --
         Depreciation                                        --            --
         Stockholders' Meeting and Proxy Fees                --           2,340
                                                         --------      --------

              Total Expenses                             $ 10,662      $ 11,732
                                                         --------      --------

NET GAIN (LOSS)                                          $ (6,155)     $(10,202)

Payment on PAB agreement for stock                          4,400          --
Previous year's adjustment on voided checks                 1,293          --

Balance, Stockholders' Equity,
December 31, 1997/96                                     $(36,270)     $(24,516)
                                                         --------      --------

Balance, Stockholders' Equity,
March 31, 1997/96                                        $(36,732)     $(34,718)



                                    Unaudited

                             HORN SILVER MINES, INC.

                             STATEMENT OF CASH FLOWS



                             Nine Month Period Ended
                                    March 31
                                    --------
                                                              1998         1997
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                             $ (6,155)    $(10,202)

     Adjustments:

         Increase/(Decrease) in Accrued Expenses               203          (45)
         Prior year adjustment on voided checks              1,293         --
                                                          --------     --------

                                                          $ (4,659)    $(10,247)

CASH FLOWS FROM INVESTING ACTIVITIES:

     None

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from option agreement                          4,400

Net Decrease in Cash and Cash Equivalents                 $   (259)    $(10,247)

Cash and Cash Equivalents at Beginning of Period             2,216       24,531
                                                          --------     --------

Cash and Cash Equivalents at End of Period                $  1,957     $ 14,284



                                    Unaudited

                             HORN SILVER MINES, INC.

                             HORN SILVER MINES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

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

                             HORN SILVER MINES, INC.

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

         Net Operating Loss Carryforward

         At December 31, 1996 the Company had a new operating loss carryforward available for both financial reporting and income tax purposes. No amounts have been recognized in the financial statements for the benefit of these losses due to the uncertainty as to whether they will ultimately be realized. The amount of and utilization of the net operating losses for income tax purposes is dependent in part upon the tax laws in effect at the time of the utilization and changes in ownership of the Company which may reduce the amount of loss allowable. The net operating loss carryforward available for tax purposes is approximately $1,640,000 which begins to expire in the year 2000. A valuation allowance has been provided for the entire net operating loss and no other deferred tax assets or liabilities existed at March 31, 1998.

                             HORN SILVER MINES, INC.

2.   Mineral Properties

         No amounts have been recorded for mineral properties in the financial statements since management has not been able to obtain sufficient information to support the ultimate recovery of these costs. The following is a brief summary of the significant mineral properties in which the Company has an interest as of March 31, 1998.

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

3.   Commitments

         The Company has entered into various conciliable mining leases and royalty agreements as a lessee and lessor. Future minimum lease and royalty payments received and paid under the Company's current agreements are minimal. In addition to the lease payments required above, certain leases also require minimal work requirements of approximately $100 per claim or payment of $100 to the Bureau of Land Management each year. Certain leases also have provisions allowing the Company to purchase all rights to those properties, thereby reducing future commitments for royalty payments. The leases are conciliable at any time, which would terminate any further lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities.

                             HORN SILVER MINES, INC.

4.   Related Party Transactions

         The Company has paid legal fees and related costs to a law firm (in which one of its directors is a shareholder) of approximately $9,182 in fiscal year 1997. The amount of $5,144.50 has been paid thus far in the first quarter of 1998, which is primarily attributed to the legal fees and costs incurred but not paid in 1997 relating to the preparation of documents regarding the transaction with PAB Oil and Mining Co. and the preparation of proxy materials related to the General Stockholders' Meeting held on March 28, 1997.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


         Liquidity and Capital Resources

         Working capital decreased by approximately $462 for the nine months ended March 31, 1998 for a total deficit of ($36,732).

         Results of Operations - Three Month Period

         Revenues increased by $2,977 for the three month period ended March 31, 1998 as compared to the same period of time in 1997. This was primarily due to the payment from Arapahoe Mining Company as per contract.

         Expenses increased by $1,070 for the three month period of 1998 as compared to the same period of time in 1997. This was primarily because the costs incurred in 1997 in connection with the agreement with PAB Oil and Mining Company and the stockholder's meeting/proxy costs were not incurred in 1998.

                             HORN SILVER MINES, INC.

                             HORN SILVER MINES, INC.

                         (An Exploratory Stage Company)

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings

                  The Company is unaware of any threatened or pending litigation.

ITEM 2.      Change in Securities

                  Stockholders approved a 1-for-20 reverse stock split and amendment to the Articles of Incorporation as explained in the notes to the financial statements.

ITEM 3.      Submission of Matters to a Vote of Security Holders

                  Stockholders approved an Option Agreement with PAB Oil and Mining, Inc. as explained in the notes to the financial statements.

ITEM 4.      Other Information

                  None

ITEM 5.      Exhibits and Reports on Form 8-K

                  There are no exhibits and the Company has not filed any report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   REGISTRANT

                             HORN SILVER MINES, INC.
                                   Registrant




DATED:    6/7/98                                By: /s/ John P,. Bogdanich
                                                John P. Bogdanich, President
                                                and Treasurer (Principal
                                                Executive and Financial Officer)


10Q-730M.HSM