Form 10QSB
period 1998-06-30
HORN SILVER MINES INC
filed 1998-11-05
CIK 48474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended June 30, 1998      Commission File Number:   0-9736


                             HORN SILVER MINES, INC.
        (Exact name of small business issuer as specified in its charter)


          UTAH                                            87-0299832
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


4444 South 700 East, Suite 204,
        Salt Lake City, Utah                                         84107
(Address of principal executive offices)                           (Zip Code)


Issuer's telephone number, including area code: (801) 281-5656



         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X             NO


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                8,118,621 shares of common stock, $.001 par value

                             HORN SILVER MINES, INC.

                                   FORM 10QSB

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                           Page

Balance Sheet................................................................ 3

Statements of Operations .................................................... 4

Statement of Cash Flows ..................................................... 5

Notes to Financial Statements................................................ 7





                           PART II - OTHER INFORMATION

Other Information............................................................ 8

Signature Page.............................................................. 10

                             HORN SILVER MINES, INC.

                                  BALANCE SHEET
                                  June 30, 1998

                                     ASSETS

Current Assets:

         Cash                                                $     3,688
                                                             -----------

Property and Equipment:
         Leasehold Improvements                                    5,634
         Structures and Equipment                                  8,441
                                                             -----------
                                                                  14,075
Less Accumulated Depreciation                                    (14,075)
                                                             -----------
                  Net Property Equipment                            --
                                                             -----------
Other Assets:                                                      1,211
         Total Assets                                        $     4,899
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts Payable                                    $     8,625
         Accrued Liabilities Due to Related Parties               31,043
         Accrued Expenses                                            156
                                                             -----------
                  Total Current Liabilities                       39,824
                                                             -----------
Stockholder's Equity
         Common Stock, par value $.001,
           30,000,000 shares authorized;
           8,118,621 shares issued
           and outstanding                                         8,119
         Additional Paid in Capital                            1,695,609
         Accumulated Deficit                                  (1,738,653)
                                                             -----------
                  Total Stockholders' Deficit                    (34,925)
                                                             -----------
         Total Liabilities and Stockholders' Deficit         $     4,899
                                                             ===========






                                    Unaudited

                             HORN SILVER MINES, INC.

                             STATEMENT OF OPERATIONS



                                                    Six Months Ended
                                                        June 30
                                                    -----------------

                                                    1998        1997
REVENUES:

         Mineral Royalties                        $ 18,000    $ 26,644
         Other income                                1,294        --
         Interest Income                               198         127
                                                  ---------------------
                  Total Revenues                    19,492      26,771
                                                  ---------------------
EXPENSES:

         Mineral Lease and Exploration Expenses        500           0
         Salaries and Wages                          1,700       2,040
         General and Administrative                  8,211      20,732
         Legal and Accounting                       13,760       7,390
         Taxes and Licenses                            376         663
         Stockholders' Meeting and Proxy Fees         --        15,538
                                                  ---------------------
                        Total Expenses              24,547      45,776
                                                  ---------------------
NET LOSS                                          $ (5,055)   $(18,995)
                                                  =====================
Loss per share - basic and fully diluted          $   (.00)   $   (.00)
                                                  =====================







                                    Unaudited

                             HORN SILVER MINES, INC.

                             STATEMENT OF OPERATIONS



                                                     Three Months Ended
                                                          June 30,
                                                     -------------------
                                                      1998       1997
REVENUES:

         Mineral Royalties                        $ 13,500   $ 25,139
         Interest Income                               191        102
                                                  -------------------
                  Total Revenues                    13,691     25,241
                                                  -------------------

EXPENSES:

         Mineral Lease and Exploration Expenses       --         --
         Salaries and Wages                            800      1,020
         General and Administrative                  3,409     16,778
         Legal and Accounting                        9,600      3,000
         Taxes and Licenses                             36        238
         Depreciation                                 --       13,200
                                                  -------------------
                     Total Expenses                 13,884     34,236
                                                  -------------------
NET LOSS                                          $ ( 193)   $ (8,995)
                                                  ===================

















                                    Unaudited

                             HORN SILVER MINES, INC.

                             STATEMENT OF CASH FLOWS



                                                          Six Months Ended
                                                              June 30
                                                          -----------------
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                          $ (5,055)   $(18,995)

     Adjustments:

         Increase/(Decrease) in Accrued Expenses            127        (235)
                                                       ---------------------
                                                         (4,928)    (19,230)
                                                       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                       --          --
                                                       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES-

     Cash received from stock options                     6,400        --
                                                       ---------------------
Net increase (decrease) in Cash and Cash Equivalents      1,472     (19,230)

Cash and Cash Equivalents at Beginning of Period          2,216      24,531
                                                       ---------------------
Cash and Cash Equivalents at End of Period             $  3,688    $  5,301
                                                       =====================










                                    Unaudited

                             HORN SILVER MINES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Basis of Presentation

         Interim Period Accounting Policies

         In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1998.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included n the Company's annual report to shareholders for the fiscal year ended December 31, 1997.


2.   Recently Issued Financial Accounting Standards

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This
         Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three and six months ended June 30, 1998 and 1997, comprehensive income is the same as net income.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management does not believe this Statement will have a significant impact on the Company.

                             HORN SILVER MINES, INC.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Which supersedes SFAS No. 80,
         "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance- Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFASs previously issued. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe this statement will have a significant impact on the Company.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


         Liquidity and Capital Resources
         -------------------------------

         Working capital decreased by approximately $1,345 for the six months ended June 30, 1998, for a current total deficit of $34,925 at June 30, 1998. Cash flow from operations was $1,472.

         Results of Operations - Six Months Ended June 30, 1998
         ------------------------------------------------------

         Revenues decreased by $7,279 for the first six month period ended June 30, 1998 as compared to the same period in 1997. This decrease was primarily due to a reduction in lease payments from mining claims being leased to other Companies.

         Expenses also decreased by $21,229 for the six month period as compared to the same period of time in 1997. This decrease was primarily due to a reduction in general and administrative costs and costs related to the annual stockholder's meeting.

         Results of Operations - Three Months Ended June 30, 1998
         --------------------------------------------------------

         Revenues decreased by $11,550 for the second quarter of 1998 as compared to the same period of time in 1997. This decrease was due to fewer contracts with other companies for lease of mining properties.

         Expenses decreased by $20,352 for the second quarter of 1998 as compared to the same period of time in 1997. This decrease was primarily due to a reduction in general and administrative costs and costs related to the annual stockholders meeting.

                           PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings
             -----------------

               The Company is unaware of any threatened or pending litigation.

ITEM 2.      Change in Securities
             --------------------

               None.

ITEM 3.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

               None.

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


                                   REGISTRANT

                             HORN SILVER MINES, INC.
                             -----------------------
                                   Registrant




DATED: September 18, 1998                   By: /s/ John P. Bogdanich
                                            -------------------------
                                            John P. Bogdanich, President
                                            and Treasurer (Principal
                                            Executive and Financial Officer)